Form 10KSB
period 2007-12-31
ATOMIC PAINTBALL INC
filed 2008-04-03
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-52856

                             ATOMIC PAINTBALL, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                Texas                                   75-2942917

     (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)


           2460 WEST 26th AVENUE, SUITE 380-C, DENVER, COLORADO, 80211


                                 (303) 380 2282


Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The Registrant's revenue for its fiscal year ended December 31, 2007 was $0.

No aggregate market value is available for the voting common stock held by non-affiliates of the Registrant as the Registrant's shares of common stock are not listed on any public stock exchange. As of March 25, 2008, there were 7,488,804 shares outstanding, of which 2,963,080 shares were held by non-affiliates.

          Transitional Small Business Disclosure Format. Yes [_] No [X]


                             ATOMIC PAINTBALL, INC.
                        2007 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

    ITEM                                  DESCRIPTION                             PAGE

   Part I.

   Item 1.   Description of Business                                                3

   Item 2.   Description of Properties                                             21

   Item 3.   Legal Proceedings                                                     21

   Item 4.   Submission of Matters to a Vote of Security Holders                   21

   Part II.

   Item 5.   Market for Common Equity and Related Stockholder Matters              21

   Item 6.   Management's  Discussion and Analysis of Financial Condition or       23
             Plan of Operation

   Item 7.   Financial Statements                                                  35

   Item 8.   Changes in and Disagreements  With Accountants on Accounting and      35
             Financial Disclosure

   Item 8a.  Controls and Procedures                                               35

   Item 8b.  Other Information                                                     36

   Part III.

   Item 9.   Directors,  Executive  Officers,  Promoters and Control Persons and   36
             Corporate Governance; Compliance With Section 16(a) of the Exchange
             Act

   Item 10.  Executive Compensation                                                38

   Item 11.  Security Ownership of Certain Beneficial Owners and Management        39
             and Related Stockholder Matters

   Item 12.  Certain Relationships and Related Transactions and Director           40
             Independence

   Part IV.

   Item 13.  Exhibits                                                              41

   Item 14.  Principal Accountant Fees and Services                                42

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Atomic Paintball, Inc. ("Atomic Paintball" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise sufficient debt or equity financing to fund on going operations and fully implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insurance against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, successfully achieve a listing on the OTC Bulletin Board , or be able to identify and successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 28 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

INTRODUCTION

We are a development stage corporation, which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The website has not been developed at this time.

It is our current intention, within our existing level of interim funding, to continue to implement our proposed business. while at the same time seeking to obtain a listing on the Over The Counter Bulletin Board (the "OTC Bulletin
Board") We intend to attempt to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock and to achieve further funding through private placements of stock. There can be no assurance we will be able to successfully complete any of these proposed transactions.

BUSINESS HISTORY

We were incorporated in Texas on May 8, 2001, as Atomic Paintball, Inc.

We raised $76,000, in cash, to be used as seed capital and with this equity began conducting market research for the paintball industry and prospective paintball field locations, leased a parcel of property as a potential paintball field location and began improving the site, engaged auditors and counsel and developed our business plan.

We exhausted our available funding during the year ended December 31, 2004, and were forced to reduce our operations to a subsistence level for much of the years ended December 31, 2004 and 2005.

In October 2005, our two founding shareholders and our existing director and officers, Barbara J. Smith and Alton K. Smith ("the Smiths"), entered into a mutual release agreement with us and our shareholders. Under the terms of the agreement, the Smiths appointed Mark A. Armstrong as a new director, transferred 320,000 of their shares of common stock to Mr. Armstrong, and then submitted their resignations as a director and officers. In return for their resignations and their transfer of shares to Mr. Armstrong, the Company and its shareholders irrevocably released the Smiths from any and all actions, complaints and liabilities that may have been outstanding against the Smiths.

In August 2006, Mr. Armstrong appointed David J. Cutler as a new director and he subsequently resigned from the Board of Directors.

Mr. Cutler undertook to use his best efforts to accelerate the implementation of our business plan, settle our outstanding liabilities, bring our financial statements current, seek a listing on the OTC Bulletin Board, raise new equity and recruit a senior management team that would fully implement our proposed business plan. If we were to be unable to raise sufficient funds to grow our business organically, but were able to obtain a listing of our common stock on the OTC Bulletin Board, it was the intention to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock There could be no assurance that this sequence of events could be successfully completed. In return for accepting his appointment with us, Mr. Cutler was issued 2,530,376 shares of our common stock, making him the Company's controlling shareholder.

Effective August 31, 2006, we retained a full time consultant to assist Mr. Cutler in bringing our affairs up to date. Mr. Armstrong, our former director, was issued 250,000 shares of our common stock as compensation for his services as a director.

On September 15, 2006, Larry O'Donnell CPA, PC was appointed as our Independent Registered Public Accounting Firm in succession to KBA Group LLP.

During September 2006, one of our creditors with outstanding liabilities of $13,600, agreed to forgive the entire balance we owed to him. Other creditors with outstanding liabilities totaling approximately $14,000 agreed to accept approximately 324,000 shares of our common stock in full and final settlement of their outstanding liabilities. Shareholders holding 112,000 of our Series A Convertible Preferred Shares converted these Convertible Preferred Shares into 224,000 shares of our common stock.

In December 2006, we appointed one consultant to update our existing business plan to reflect current developments within the paintball sector and a second consultant to seek out potential acquisitions for us within the paintball sector. These consultants were each remunerated with 100,000 shares of our common stock and deferred compensation payable upon the successful completion of their assignments.
..
During December 2006, we issued a further 50,000 shares of our common stock to each of three consultants (150,000 shares in total) who assisted us in bringing our affairs up to date and progressing the implementation of our business strategy and 697,674 shares of our common stock to Mr. Cutler, our Chief Executive Officer and director, to convert $30,000 of the debt he had provided to us into equity.

In December 2006, we appointed Jeffrey L. Perlmutter as a non-executive director. Mr. Perlmutter co-founded Pursuit Marketing, Inc., a $85 million manufacturer and distributor of paintball game products. Mr. Perlmutter sold his interest in Pursuit Marketing, Inc. in November 2006 and will now assist us in implementing our proposed business plan. We issued Mr. Perlmutter 100,000 shares four common stock as consideration for his appointment as a non-executive director.

In January and February 2007, shareholders holding 180,000 of our Series A Convertible Preferred Shares converted these Convertible Preferred Shares into 360,000 shares of our common stock.

In March 2007, we issued a further 697,674 shares of our common stock to Mr. Cutler, our Chief Executive Officer and director, to convert a further $30,000 of the debt for advances he had provided to us into equity.

In April and May 2007, we issued 800,000 shares of our common stock at $0.125 per share for cash consideration of $100,000. Mr. Perlmutter, our non-executive director, subscribed for 200,000 of these shares for $25,000.

In May 2007, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to the Financial Industry Regulatory Authority ("FINRA") seeking to have our shares of common stock listed on the Pink Sheets. We were not successful in achieving a listing on the Pink Sheets with this submission which has now lapsed. We intend to seek a listing on the OTC Bulletin Board when we believe circumstances have become more favorable for our application.

On October 11, 2007, we filed a Form 10-SB12G with the Securities and Exchange Commission (SEC) seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective on December 10, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In November 2007, we issued a further 40,000 shares of our common stock at $0.125 per share for cash consideration of $5,000 to an accredited investor and 300,000 shares of our common stock, valued at $0.125 per share or $37,500, as compensation to our non-executive director Jeffery L. Perlmutter.

In December 2007,  following our registration  statement  pursuant to Section 12
(g) of the  Securities  Exchange  Act of 1934,  being  declared  effective,  the remaining 8,000 shares of our Series A Convertible Preferred Shares automatically converted into 16,000 shares of our common stock.

PLAN OF OPERATIONS

Our plan of operations is to execute our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. Within our existing level of interim funding, we intend to commence our business plan. We intend to pursue further capital through private placements of shares of our common stock and we will also attempt to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. There can be no assurance we will be able to successfully complete any of these proposed transactions.

OUR OBJECTIVES

Our specific objectives over the next twelve months are to:

   i)     seek to raise at least $250,000 in an initial private placement;

   ii)    establish  a  database  of  existing   paintball   parks  and  related
          businesses;

   iii)   establish a database of potential locations for new paintball parks;

   iv) create a website in conjunction with an on-line directory of exiting paintball parks to build our brand identity;

   v)     identify  a  management  team  of  experienced   paintball  executives
          committed to implementing our proposed business plan;

   vi) develop list of criteria and a formal assessment process for identifying, evaluating and prioritizing potential acquisition targets to arrive at a short list of potential acquisitions we would like to complete, subject to our ability to negotiate acceptable acquisition terms;

   vii) enter into negotiation with the owners of potential acquisition targets we have short listed as meeting the criteria of the formal assessment process as developed in item vii above and attempt to agree purchase terms acceptable to us;

   viii)  sign  purchase   agreements,   subject  to  funding,  to  acquire  out
          acquisition targets;

   ix)    prepare a comprehensive business plan for the proposed acquisition.

Consequently, it is our overall objective that at the end of the initial twelve months period, we will have developed a comprehensive business plan for a carefully selected acquisition, supported by a committed management team, as a basis to seek the funding necessary to complete the proposed acquisition. While we have not considered any potential acquisitions at this stage, we anticipate that we shall probably need to raise $1-5 million in funding to complete this first acquisition.

There can be no assurance we will be able to successfully achieve any of these initial objectives during the next twelve months or indeed, that if we do successfully achieve the initial objectives we shall be able to raise the additional funding required to complete any proposed acquisition.

We do not anticipate generating any revenue in the next twelve months of our operations. We believe we will not generate any revenue from our operations until we have completed our first acquisition. As we have not identified any potential acquisition as yet, do not know the nature of our first acquisition, or indeed whether we will be able to complete any such acquisition, we have no basis on which to estimate when we will generate our first revenue or the anticipated amount of revenue to be generated from our first acquisition.

Seek to Raise at Least $250,000 in an Initial Private Placement

We are seeking to raise at least $250,000 in an initial private placement to fund the achievement of the initial objectives we have established for ourselves over the next twelve months.

We propose using the funds raised in an initial private placement of $250,000 to pay operating expenses in the following listed categories:

Accounting and legal expenses                                        $   10,000
Salaries and wages                                                      100,000
Feasibility                                                              50,000
Marketing                                                                30,000
Development of website                                                   10,000
Travel and administrative                                                25,000
Office expenses                                                          25,000
                                                                     -----------
                                                                     $  250,000
                                                                     ===========

The proposed allocation of funds by expense category is based on our current assessment of the resources we will require to achieve our initial objectives. Although we have identified specific applications for the funds anticipated to be raised in an initial private placement, we will have complete discretionary control over the actual utilization of said funds and there can be no assurance as to the manner or time in which said funds will be utilized.

While we believe that an initial private placement of $250,000 will be sufficient for us to achieve the initial objectives we have set for ourselves, there can be no guarantee that we will not require further funds to achieve these objectives.

There can be no assurance that we will be able to raise the full amount of $250,000 that we are initially seeking. Accordingly, we have developed contingency plans that we believe may allow us to achieve our initial objectives in the advent that we are only able to raise 25%, 50% or 75% of our proposed initial private placement.

The following table shows how we intend to allocate funds if we raise only 25%, 50% or 75% of our planned private placement:


Expenditure Item                           25%                  50%             75%                100%
--------------------------------      -------------      --------------    ---------------   --------------

Accounting and legal expenses         $     10,000       $      10,000     $       10,000     $     10,000
--------------------------------      -------------      --------------    ---------------   --------------
Salaries and wages                          10,000              35,000             67,500          100,000
--------------------------------      -------------      --------------    ---------------   --------------
Feasibility                                 10,000              30,000             40,000           50,000
--------------------------------      -------------      --------------    ---------------   --------------
Marketing                                   10,000              20,000             30,000           30,000
--------------------------------      -------------      --------------    ---------------   --------------
Development of website                      10,000              10,000             10,000           10,000
--------------------------------      -------------      --------------    ---------------   --------------
Travel and administrative                   10,000              15,000             20,000           25,000
--------------------------------      -------------      --------------    ---------------   --------------
Office expenses                              2,500               5,000             10,000           25,000
--------------------------------      -------------      --------------    ---------------   --------------
Total                                 $     62,500       $     125,000     $      187,500    $     250,000
                                      =============      ==============    ===============   ==============

The impact of these various potential levels of funding on our ability to achieve our initial objectives is considered in more detail below.

Establish a Database of Existing Paintball Parks and Related Businesses

We will initially obtain information about existing paintball parks from the limited information available from:

    - the existing online directories of paintball parks currently available on the internet;

    -     "Yellow Pages" and other "hard copy" directories;

    - advertisements by paintball parks in current and back issues of the various paintball magazines;

    - depending on the level of funding we are able to achieve, we may be able to buy specially compiled marketing / mailing lists of paintball parks, and similarly;

    - depending on the level of funding we are able to achieve, we may run advertisements in the paintball press soliciting information from paintball parks to appear in a new, free, online directory of paintball parks.

We will then contact each paintball park we have identified to request information to be compiled into a comprehensive online directory of paintball parks. The existing online directories of paintball parks are extremely primitive - often out of date, with no more than a list of names, addresses and a web link to the web page of each individual paintball park. We propose to offer a modern, well designed, highly functional website that provides key details of each participating paintball park on single web site. In addition to the standard information of name, address and telephone number, we will also provide details of size (acreage), number and size of playing areas, description of the playing environment, available facilities, opening hours and prices. Paintball parks will be allowed to add there own advertising / marketing messages. Players will be encouraged to post comments on the parks they use. We will aggressively drive traffic to the online directory from online search engines and links with other general paintball web sites.

There will be no charge for paintball parks to appear in the directory. Consequently, they will benefit from free marketing.

Similarly, players seeking paintball parks where they can play will not be charged for accessing the site. Consequently, they will benefit from being able to find detailed information about paintball parks near their homes or in areas where they intend to take vacations or attend business meetings.

We will benefit by compiling, and effectively leveraging, a database of existing paintball parks that will allow us to identify and analyze:

    - the current product offerings, customer service experiences and business practices from a wide range of paintball parks;

    - paintball parks which are no longer in business and that potentially could be "revived" with new management and funding;

    - underperforming paintball parks where we believe we could create added value by providing new management expertise and funding;

    - highly successful paintball parks where we will seek to learn and replicate the basis of their success and potentially look to recruit their senior management for our own operations.

The creation of the online database of existing paintball parks will allow us rapidly to build knowledge of the paintball park industry, gain exposure to paintball park management and owners and build a distinctive web site with valuable content for a wide range of users.

The quality of the marketing materials we use to solicit data for the online directory, the ability to use third party marketing consultants, our use of part time or full time employees to compile the data will all be dependent on the level of funding that we are able to achieve.

Establish a Database of Potential Locations for New Paintball Parks

We will initially obtain information about potential locations from new paintball parks by:

    - contacting real estate agents to assist us in identifying land owners who may be interested in developing property they own as a paintball park;

    - depending on the level of our available funding, we may run advertisements in both paintball and non-paintball magazines soliciting land owners who may be interested in developing property they own as a paintball park.

The quality of the marketing materials and the extent advertising we use to solicit interested land owners will be dependent on the level of funding that we are able to achieve.

Create a Website in Conjunction with an Online Directory of Existing Paintball Parks to Build Our Brand Identity

Our objective is to build a website that builds a brand identity for our business. We believe that developing our website in conjunction with an online directory will achieve that. The online directory will create real value for existing paintball park owners and players without costing them a cent. It will prove that we are "in touch" with everything that is going on the paintball park sector. We will ensure the website is well designed and highly functional. We believe it will help us build rapid credibility for our organization.

The speed with which we develop our website, the sophistication of the website, the use of third party consultants or part-time or full-time employees will all be dependent on the level of funding that we are able to achieve.

Identify a Management Team of Experienced Paintball Executives Committed to Implementing Our Proposed Business Plan

Identifying a management team committed to implementing our proposed business plan as soon as we complete our first acquisition is critical to the success of our business plan.

We will seek to identify such a management team as follows:

    - when we identify highly successful paint ball parks, we will attempt to acquire the park with its existing management in place. We believe that we may be able to acquire and motivate such a management team by bringing them into a public company which offers them challenges and opportunities to practice their profession in a larger, more demanding role than in their current situation;

    - we will search for highly talented executives operating in existing, under funded, paintball operations who have not been able to maximize their potential through lack of opportunity in their current roles. We believe that these individuals will be excited to seize the opportunity of working in a pubic company looking to implement a rapid growth business plan;

    -     we will advertise in paintball publications for management candidates;

    - we will actively seek a real estate professional with experience of obtaining planning consents and property development to be part of the management team;

    - if necessary, if we are unable to assemble the management team we are seeking through our own contacts, depending of the level of funding available to us, we will consider retaining a third party, head hunting firm of consultants to identify appropriate candidates.

There is no guarantee that we will be successful in being able to attract the quality of experienced management that we are seeking who will be prepared to commit to join our unproven, start up operation.

Identify, Evaluate and Prioritize Potential Acquisition Targets

We will attempt to identify potential acquisition targets by:

    -     direct mail to the paintball parks in our database;

    - direct mail to land owners who commercial real estate realtor have identified as potentially having an interest in developing land they own as a paint ball park;

    - contacting business brokers to refer solicit and refer paintball business to us on a contingent basis;

    - running advertisements in paintball and financial magazines seeking acquisitions.

When we receive an expression of interest from a potential acquisition target, we will evaluate the potential target against a list of criteria we will have established in conjunction with our prospective new management team.

Key factors in evaluating any potential acquisition will be:

    -     The location of the existing or potential paintball park.

          We believe that proximity and convenient access to a critical mass of our targeted demographic is critical to the long term success of any paintball park. Other relevant factors include proximity to other existing paint ball parks and, in respect of new paintball parks, the likely planning considerations of establishing a new park.

    -     Anticipated requirement for new capital expenditure.

          At one extreme, if we acquire an existing successful, profitable paintball park, it may require little in the way of additional capital expenditure. At the other extreme, if we acquire a green field site, we will have to build an entire new facility, including infrastructure. In between these two extremes we expect to be able to acquire existing, under capitalized, paintball parks that will need significant upgrades in the existing facilities to achieve their true operating potential.

          Assessing the anticipated risk and returns on these various levels of potential capital expenditure will be a significant challenge for our prospective management team.

    -     Existing customer base / brand reputation.

          New, green field sites, will need extensive sales and marketing expenditure to develop customer awareness and establish a stable growing customer base. For exiting paintball parks we will need to assess the strength of their reputation and customer / brand loyalty. We believe that even in existing profitable, successful paintball businesses we will be able to increase customer numbers through carefully targeted marketing aimed at key demographic groups.

    -     The quality of existing management.

          Particularly, in our early acquisitions, the existence of talented and successful management who wish to continue their employment with us and rise to the new challenges we have to offer them will be very attractive to us.

On the basis of a formalized process, we will establish for evaluating potential acquisitions, we will seek to arrive at, and maintain on an updated basis, a prioritized short list of acquisitions ranked in the order in which we believe can create most value for our shareholders.

There is no guarantee that we will be able to locate acquisition targets that we believe will meet our minimum specified criteria and that we would wish to acquire.

Our ability to use outside third party consultants to complete feasibility studies will be dependent on the level of funding that we are able to achieve.

Negotiate with the Owners of Potential Acquisition Targets

Once we have established a short list of acquisitions we would like to make, we will enter into negotiations with owners of the assets in question to establish whether it is possible to negotiate terms that are mutually acceptable to both parties.

At our stage of development, transactions that can be completed with a high percentage of consideration comprising shares of our common stock and/or, owner carried loan notes are particularly attractive to us.

At the same time, we recognize that we will be able to purchase businesses more cheaply for cash we have generated from the sale of shares of our common stock or from third party debt. We will also need to raise additional funding from these sources to provide ongoing working capital and additional capital investment for the businesses we acquire.

There is no guarantee that we will be able to negotiate acceptable acquisition terms for businesses or assets we would wish to purchase.

Sign Purchase Agreements, Subject to Funding, to Acquire Our Acquisition Targets

Unless we can complete acquisitions for consideration comprising 100% of shares of our common stock and/ or, owner financed loan notes, we intend to attempt enter into binding purchase agreements, subject to funding, to acquire our acquisition targets.

These agreements will be for a term that will give us sufficient time to complete a business plan and raise the funding necessary to complete the acquisition in question.

We recognize that certain owners of assets that we would wish to purchase will not be prepared to sign such agreements in which case we will do our best to fund such acquisitions based on the circumstances in which we find ourselves.

Prepare a Comprehensive Business Plan for the Proposed Acquisition.

When we have "locked in" the terms of a specific acquisition, subject to funding, we will then prepare a business plan as a basis to raise the funding for the proposed acquisition.

The business plan will include all relevant historic information about the target acquisition, our proposed business plan for the acquisition target, profiles of the management team we have assembled to implement our strategy and details of the funding we are seeking to raise to complete the acquisition.

While we have not considered any potential acquisitions at this stage, we anticipate that we shall probably need to raise $1 to $5 million in funding to complete our first acquisition.

We will seek investment partners in order to raise the necessary funds to acquire our first paintball park and provide us with the necessary working capital for the acquired business. Such potential partners will include banks, investment funds, high net worth individuals and broker dealers.

There is no guarantee that we will be able to raise the funding that we require to complete our targeted acquisition or provide us with the necessary working capital for the acquired business.

ANTICIPATED TIME TABLE FOR ACHIEVING OUR OBJECTIVES

During the next twelve months we expect to take the following steps in connection with our plan to achieve our initial objectives:

First Quarter

Our focus of activities in the next three months will be on raising an initial private placement of $250,000.

We will seek to raise $250,000 in an initial private placement by approaching a number of high net worth individuals, who we believe may be interested in investing in us.

During this period we shall also work on developing our business plan. This will include beginning to make contacts with owners of paintball parks and assets that may be interested in selling to these assets, real estate agents who may be able to introduce us to land owners interested in developing their land as a paintball park, paintball executives who may wish to become part of our team and potential investment partners who may be interested in providing us with the necessary funds to acquire our first paintball park together with the working capital required for the acquired business.

We believe that we can complete these activities with our existing available funding without need for additional funding at this stage.

Second Quarter

We will seek to complete the $250,000 in an initial private placement, which we anticipate having commenced at some stage during the first quarter. If we are unable to complete the proposed initial private placement by the end of the second quarter, we will continue our efforts to complete the proposed initial private placement in the third and, if necessary, in the fourth quarter.

In the meantime, we have indicated above, the way in which we will adapt and adjust our proposed business plan if we are able to raise only 25%, 50% or 75% of our proposed initial private placement. If we were unable to raise even 25% of our proposed initial private placement, we will seek to progress our business plan through the personal efforts and funding provided by the board of directors and by working with consultants prepared to accept shares of our common stock as compensation.

During this quarter, we plan to establish a basic website and start compiling a database of existing paintball parks and related businesses and potential locations for new paintball parks. We will begin to build our online directory as we obtain information from existing paintball parks.

We shall accelerate the implementation of our business plan by increasing our contacts with owners of paintball parks and assets that may be interested in selling to these assets, real estate agents who may be able to introduce us to land owners interested in developing their land as a paintball park, paintball executives who may wish to become part of our team and potential investment partners who may be interested in providing us with the necessary funds to acquire our first paintball park together with the working capital required for the acquired business.

Third Quarter

We will continue to compile our database of existing paintball parks and related businesses and potential locations for new paintball parks and at the same time expand our online directory as we obtain increasing amounts of information from existing paintball parks.

We will begin to finalize selection of a team of experienced paintball executives who have expressed an interest in becoming part of our management team. We will work these executives to establish criteria and a formal process to evaluate the potential acquisition of existing paintball parks or sites for new paintball parks.

We will begin a systematic program of contacting all know paintball park owners and land owners who have expressed an interest in developing their land as a paintball park to establish if they have any interest in selling their assets to us or merging their operations in with ours.

Where existing paintball park owners or land owners express any interest in selling their assets to us or merging their operations in with ours we will enter into initial discussions to obtain more relevant information and explore possible terms of acquisition.

Fourth Quarter

We will continue with our program of building our database of existing paintball parks and related businesses and potential locations for new paintball parks and at the same time expand our online directory as we obtain increasing amounts of information from existing paintball parks.

We will also continue our systematic program of contacting all know paintball park owners and land owners who have expressed an interest in developing their land as a paintball park to establish if they have any interest in selling their assets to us or merging their operations in with ours.

Where we have entered into negotiations with existing paintball park owners or land owners who have expressed any interest in selling their assets to us or merging their operations, we will attempt to negotiate acquisition terms that are acceptable to both parties and document such agreement in a signed contract, subject to available to funding.

One we have a "locked in" an acquisition, we will develop a comprehensive business plan including all relevant historic information about the target acquisition, our proposed business plan for the acquisition target, profiles of the management team we have assembled to implement our strategy and details of the funding we are seeking to raise to complete the acquisition.

On the basis of this business plan we will seek to raise the necessary funding to complete our targeted acquisition.

Subsequent Years

During the first twelve months of our operations, we plan to have completed an initial private placement of $250,000, developed a database of existing paintball parks and of potential locations for new paintball parks, established a meaningful, distinctive web presence, identified a management team of experienced a paintball executives committed to implementing our business plan, identified, negotiated and contracted to complete our first proposed acquisition, subject to funding, and developed a business plan to raise the funding required to complete our first targeted acquisition.

After achieving the initial objectives we have set for ourselves in the first twelve months, we intend to focus on raising the funding necessary to complete the acquisition targets we believe we will have been able to identify, negotiate and contracted to purchase, subject to funding.

If we are successful in raising the required funding, we will complete the proposed acquisition and our prospective management team we have identified to will be responsible for implementing the business plan which we will have developed specifically to create value for the specific acquisition that we will have completed.

We believe that by assembling a team of highly experienced paintball executives with proven talent we shall be able to add significant value to any paintball operation we acquire. We can also add value by providing additional capital investment and working capital as required.

If we are not successful in raising the required equity to complete our first targeted acquisition, we will reassess our proposed acquisition and the business plan we have adopted, revise and amend the plan as necessary, and persevere in our efforts to raise the funding necessary to complete the targeted acquisition.

At the same time, we will continue to develop our strategy of maintaining and continually updating our database of existing paintball parks and of potential locations for new paintball parks, together with the related online directory of existing paintball parks, as a source from which to identify and negotiate further acquisitions.

We will need to raise further equity to fund such ongoing activities.

We believe we will be able to build our business on a sustained basis by acquiring and developing:

    -     new, green field sites;

    - former paintball facilities in strong locations which have closed down through lack of funding and management expertise;

    - existing paintball facilities in strong locations which are under performing due to lack of funding and management expertise;

    - existing successful, profitable paintball facilities where owners and management wish to expand their operations and roles by accepting positions with us.

Initially, we will continue to seek funding on an acquisition by acquisition basis and until we have achieved the critical mass, momentum and track record to be able to raise funds on the basis of our existing operations rather than specific, add on acquisitions.

While are strategy is based on expansion through the acquisition and development of new or existing paintball parks, we will not lose sight of the fact we must insure we recruit, train and retain the best possible management and staff and adopt a regime of best business practices to maximize the operating capabilities of the sites we acquire and develop.

There can be no guarantee that we will be successful in identifying paintball businesses or assets that we wish to acquire, that we will be able to negotiate the acquisition of any such businesses or assets on terms that are acceptable to us, that we will be able to raise the funding necessary to complete the acquisitions we wish to complete or that having completed the acquisition of any such businesses and assets we will be able to operate them on a profitable basis.

Company Business Plan
------------------------

Paintball - The Sport

The evolution of paintball into the sport that it is today took place fairly quickly in comparison to most other sports. Paintball is claimed by some to have been the most exciting new attraction to hit the amusement industry in 20 years. Today, the sport has over 9 million participants, male and female, young and old, playing in more than 50 countries.

The use of paintball guns, or "markers" as they are referred to, began in the early 1970s, when they were used as a tool for marking trees and livestock.

In 1981, twelve friends played the first recreational paintball game using these industrial paintball guns on a field measuring over 100 acres. Typically in these early years, the sport was played as a small group of friends getting together in the woods to play total elimination games. Sometimes the friends broke into teams to play each other, but most games were "every man for himself." Over the years, recreational paintball has become more sophisticated.

Because more people were playing, and playing in teams rather than as individuals, team play has become the standard. Different playing variations began to form, the most popular being "capture the flag," but a variety of offensive/defensive scenarios have also become popular. Also, as the number of people interested in paintball grew, so did the development of the commercial paintball industry. The development of commercial paintball fields allowed large groups of people to meet in one place to play, and the business owners were pushed to develop new and exciting ways to keep these players entertained. This drove the development of new scenarios and styles of playing. The biggest style of play change to come about because of commercial fields was the "bunker-style" game. Smaller fields let players start the action quicker, instead of having to stalk through the woods for 15 minutes before seeing anyone. Also, players purchased more paintballs when they were in a constant firefight, which made the commercial fields more profitable. At its very core, paintball is a very sophisticated game of "dodge ball" and "capture the flag." The game is played with two teams starting on opposite ends of the arena trying to reach two objectives. One, to "mark out" (i.e. hit with a paintball) as many players from the opposing team as possible and second to "capture the flag" and to reach other goals set by the parameters of the game. The game can be equated to a "real world" interactive game of chess with the mental, but additionally a physical, element of the game. Today, while commercial paintball fields are commonplace, there are still a large number of people that prefer playing paintball out in the woods. While "outlaw" paintball is generally much cheaper, it is also more problematic than paying to play at a commercial field.

The first professional tournament was held in 1983 with the prizes that were worth $14,000. Today, major tournaments have hundreds of thousands of dollars worth of prizes.

Paintball - The Industry

According to the Sporting Goods and Manufacturers' Association, participation in paintball in the last 5 years has shown a remarkable 66% increase, from 5.9 million to 9.8 million active participants. Active participants are defined as individuals 6 years of age and older, who have participated in a game at least once per year. The increase in the number of frequent participants, defined as individuals 6 years of age and older who have participated on fifteen or more occasions per year, is even more dramatic with 793,000 active participants in 1998 increasing to over 2,000,000 by 2004 - an increase of 153%. This makes paintball the fastest growing segment of the sporting goods industry. In recent years, paintball has moved ahead of snowboarding as the fourth largest alternative sport in the United States.

Approximately, 88% of participants are male, with an average age of 21, while the average of age of female participants is 25 years old. The largest age groups of participation for males are the 12 - 17 (37%) and the 18 - 24 (21%) age groups. However, the male age group that has the highest mean number of days for participation (10.6 days per year) is the 25-34 age group.

The average participant spends approximately $148 a year on equipment related to the sport. Frequent participants, defined in this survey as those who play 20 or more times a year, spend an average of $219 per year. Occasional and infrequent players spend an average of $184 and $80 a year, respectively. Nearly 50% of the expenditure is on paint, 35% is on accessories, 11% on markers and 4% on eye protection. The equipment and accessory industry for paintball generates annual revenue in excess of $260 million.

We believe other indications of the scale and popularity of the sport of paintball are as follows:

Major magazines - 16 - with approximate circulation of 640,000 copies. Paintball stores in the US. - approximately 2,000.
Paintball  fields  in  the  US - approximately  1,400.
Number of players  worldwide  - in excess of  16,000,000.
Number of competing teams in the US - 7,600.
Paintball  products  carried by K-Mart - 176.
Number of  paintball  web sites - 5,000.
Countries in which  paintball is played - 140.
Number of paintball items listed on e-bay - 10,494.
Number of series or league events in the US - 325.
Paintball markers sold in the US per month - approximately 200,000. Universities with paintball clubs / programs - 175.

Paintball - Current Status of Facilities

The first outdoor commercial paintball field started in 1982. The first indoor paintball field followed in 1984. The fields allowed large groups of people to meet in one place to play, and the business owners were pushed to develop new and exciting ways to keep their customers entertained. This drove the development of new scenarios and styles of play. Today there are more than 1,300 registered paintball fields in the US and it is believed that in total there are approximately 2,500 paintball fields in the US and Canada.

The majority of these fields are small, family run, undercapitalized, "hobby" businesses which offer only the most basic, primitive facilities and operate without adequate marketing support or the operation of best business practices.

We believe that this market structure provides us with the ideal opportunity to establish a chain of purpose built, aggressively marketed, professionally operated paintball parks. Customers will be able to play the most innovative gaming scenarios at the highest quality facilities, purchase all paintball equipment and supplies they need and have the opportunity to eat, drink and "hang out" at one convenient paintball park.

Our Proposed Facilities

Our proposed facilities will cover a 5-acre area and will offer 4 fully enclosed paintball fields (1 tournament-sized and 3 smaller fields), a 2,000 square foot building housing an on site shop for equipment and merchandise sales, an equipment rental facility, a players' lounge, indoor restrooms, an air-conditioned meeting room, a concession stand and 1,000 square feet of covered picnic tables for dining and relaxing between games. An all weather surface parking area for 200 vehicles will be available for customers.

The four netted, outdoor paintball playing areas, each approximately 75 x 150 feet in size, will offer different types of obstacles and various levels of challenge. The netting will prevent any paintballs from leaving the playing areas while at the same time reducing the impact of weather conditions on the playing fields. This will allow the players and spectators to safely enjoy the outdoor environment and the paintball activities while being sheltered from the elements. An observation area will be established with bleacher seating between playing areas so that friends and onlookers can view the games. This will also provide a vantage point for the field operator to control and monitor the game and enforce safety regulations.

In the 2,000 square feet building, the on site shop will display paintball related products, clothing and accessories for player purchase with attendants available to answer players' questions about product enhancements, assembly, and repair of paintball equipment. Our rental facility will be located in the rear of the building with visibility to the playing fields. The location of the rental facility will decrease the amount of time a player spends refilling tanks and purchasing more paint in order to return to play. The rental location will house 200 to 300 rental guns, paintball masks, paint, and 6, eighty-pound carbon dioxide tanks for refilling players' air guns.

Proposed Location For Paintball Facilities

The majority of existing paintball parks are located where they are, largely as a matter of random chance. An individual with an interest in the sport of paintball happens to own a piece of property that is not being used for anything else and decides to make it into a paintball park.

We will build our proposed paintball facilities at locations established by detailed feasibility studies of key demographic data. We have not yet selected any site nor obtained financing for the development of these proposed facilities.

We intend to engage architects and real estate consultants to conduct a feasibility studies that will identify and assess the key logistical and demographical factors that we need to consider in order to determine the appropriate locations for each of our proposed facilities. The planned feasibility studies will address such factors as:

     1.   major traffic areas;

     2.   highly populated areas;

     3.   established community centers;

     4.   business and governmental facilities;

     5.   other paintball facilities;

     6.   direct competitors; and

     7.   other high-traffic and high-profit companies

One of our goals is to make the sport of paintball more travel-friendly and logistically convenient for our customers. We believe we can differentiate ourselves from, and gain a competitive advantage over, the traditional "mom and pop" and "hobby" operated paintball facilities which are typically located out in the countryside, sometimes an hour away from the nearest major city, by locating our facilities in close, convenient proximity to our major customer demographics.

We also believe that by carefully locating our paintball parks in areas that are likely to experience significant future appreciation in real estate values that we will be able to create substantial value for our shareholder based on the underlying appreciation of our real estate assets over and above the value created through the creation or purchase of profitable paintball parks.

Proposed Sources of Revenue in the Paintball Industry

We intend to generate revenues through:

Session Fees:

We intend to charge $25 for a 4-hour paintball session.

Equipment Rental:

If a participant does not own their own equipment, they may rent the equipment for an average fee of $20 per person per session. The standard rental equipment package will include a paintball gun (referred to as a marker) and a mask.

Paintball Sales:

A large portion of our revenues will be generated through the sales of the paintballs to be used during each paintball session. We believe that an average paintball participant will spend $40 on paintballs during each session.

Equipment Sales:

Many players prefer to own their own equipment, such as guns (markers) and masks. The prices for guns range from $40 for a low-end model to $1,600 for a high-end model. The average price for a mask is $60. We intend to determine the exact product mix that we will carry in our on site shops by conducting extensive research on current sales trends in existing paintball shops and websites.

Merchandise Sales:

On site shops will also carry a variety of Atomic Paintball merchandise including hats, t-shirts, sweatshirts, beer mugs, shot glasses, key chains, etc. The prices for this merchandise will vary depending on the product.

Concession Stands:

The concessions stands will carry a full range of snack foods typically found in a convenience store environment including soda and water, chips, candy, etc. The prices for this merchandise will vary depending on the product.

Website Sales:

Our website will not only sell the equipment and merchandise that is available in our stores, but will also sell a far broader product range than will be available at our stores. While our onsite stores will be restricted by the limited physical space to maintain inventory on hand, the website will have no such restrictions to the product range we can offer.

We believe that in addition to acting as a profit center in its own right, the website will perform two other valuable functions for us:

     1) The sales data generated by the website will help us to identify and maintain at the optimum product mix for our on site stores, and

     2) The website will serve as a valuable marketing tool for our paintball parks by advertising their physical locations, providing driving directions, allowing potential customers to research our session fees and rentals, join a league or learn more about the sport of paintball and our operations.

Other Amenities:

While we shall provide other amenities, such as the players' lounge and picnic areas, we do not intend to charge for the use of these facilities. We believe that the provision of these amenities at each of our facilities it is essential to providing the quality of customer experience to drive repeat business and valuable referrals.

Anticipated pricing for the sale of our products and services is based on our initial business plan which is now in the process of being updated. Actual pricing will vary on a park by park basis based on local competitive pressures and local demographics.

Acquisition Opportunities
----------------------------

We intend to attempt to raise the equity necessary to buy land in carefully researched locations, in close, convenient, proximity to our major customer demographics, build state of the art paintball facilities, and aggressively
market  a  professionally   operated   paintball   experience  to  our  targeted
demographic.

We believe that among the 2,500 existing paintball parks in North America and Canada there may be opportunities to purchase certain existing paintball parks that can be enhanced to provide our the full extent of our proposed product offering to our targeted demographic for less than it would cost to build an entirely new facility from scratch. In these situations, we would attempt to acquire these parks and enhance them rather than look to build an entirely new facility.

We will also consider acquiring existing, established profitable paint ball parks as a means to rapidly establishing a critical mass of profitable operations. There can be no assurance that we will be able to acquire such parks at a price that would be acceptable to us.

If we are unable to raise sufficient equity to fully implement our proposed strategy, we would also seek to acquire paintball assets for shares of our common stock where we believe we can effectively add value to these paintball assets in a cost effective manner through effective application of our proposed process enhancements.

In implementing a structure for a particular business acquisition, we may become a party to a consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any acquisition, and depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties;
(ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is canceled, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition
------------

The paintball industry is relatively new, continually changing and very competitive. We expect competition in this business to intensify in the future. If we fail to attract and retain a customer base we will not develop significant revenues or market share. Going into business in the paintball industry is relatively easy and new competitors enter this market at a relatively low cost. In addition, the market for paintball gaming and paintball products is very competitive and no clear leader has been established although a number of companies have recently announced plans to open multiple paintball facilities in other parts of the United States. We will compete with a variety of other companies, including existing paintball product suppliers and paintball activity fields and the online retail web sites of some traditional retailers who may also sell paintball products and services, many of whom have much more money than we do.

With respect to our proposed sales of paintball equipment and merchandise, there are other companies across the country that retail paintball merchandise at competitive prices both online and in retail stores. These companies offer competitively priced basic paintball equipment, supplies and apparel, and we may have difficulty competing with them.

We believe we are an insignificant participant among the firms that operate in the paintball sector. There are many established paintball businesses that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act 1940
---------------------------

Although we are subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we are not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

INTELLECTUAL PROPERTY

We do not hold any patents or patent applications.

EMPLOYEES

We have not had and do not currently have any salaried employees.

Our operations have been performed by our directors, officers, shareholders and third party consultants.

At December 31, 2007 and 2006, we had two directors responsible for progressing our business plan. We had appointed one consultant to update our existing business plan to reflect current developments within the paintball sector and a second consultant to seek out potential acquisitions for us within the paintball sector. These consultants were each remunerated with 100,000 shares of our common stock and deferred compensation payable upon the successful completion of their assignments.

ITEM 2.  DESCRIPTION OF PROPERTIES

Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211. We do not pay rent for the use of this mailing address. We do not believe it will be necessary to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3.  LEGAL PROCEEDINGS

We were not subject to any proceedings were no legal proceedings during the years ended December 31, 2007 and 2006 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our security holders during the years ended December 31, 2007 and 2006.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

There is currently no public trading market for any of our shares and there can be assurances that a public market for such securities will develop or be sustained if developed.

In May 2007, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf seeking to have our shares of common stock listed on the Pink Sheets. We were not successful in achieving a listing on the Pink Sheets with this submission which has now lapsed. We intend to seek a listing on the OTC Bulletin Board when we believe circumstances have become more favorable for our application.

On October 11, 2007, we filed a Form 10-SB12G with the Securities and Exchange Commission (SEC) seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective on December 10, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

Holders.

As of March 25, 2008, we had approximately 70 shareholders of record.

Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020, and their telephone number is 303-460-1149.

Dividends.

We have not paid or declared cash distributions or dividends on our shares of common stock and do not intend to pay cash dividends in the foreseeable future.

Penny Stock Regulation Broker.

In the event we are successful in obtaining a listing for our shares of common stock it is likely that our shares will be subject to broke dealer practices in connection with transactions in "penny stocks" that are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from January 1, 2006 through December 31, 2007.

In August 2006, Mr. Armstrong appointed David J. Cutler as a new director of ours and subsequently resigned. Mr. Cutler to undertook to use his best efforts to accelerate the implementation of our business plan, settle our outstanding liabilities, bring our financial statements up to date, seek a listing for us on the OTC Bulletin Board, raise new equity and recruit a senior management team that would fully implement our proposed business plan. If we were to be unable to raise sufficient funds to grow our business organically but were able to obtain a listing on the OTC Bulletin Board the intention was to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. There could be no assurance that this sequence of events could be successfully completed. In return for accepting his appointment with us, Mr. Cutler was issued with 2,530,376 shares of our common stock making him our controlling shareholder.

Effective August 31, 2006, Mr. Armstrong, our former director and officer, was issued 250,000 shares of our common stock as compensation for his services as a director.

In September 2006, one of our founding shareholders and a former officer of ours, Alton K. Smith, was issued 17,918 shares of our common stock as payment for $768 expenses he had incurred on our behalf.

In September 2006, one of our existing preferred shareholders was issued with 281,459 shares of our common stock as payment for a loan and accrued interest of $12,063 which he had made to us.

In December 2006, we appointed one consultant to update our existing business plan to reflect current developments within the paintball sector and a second consultant to seek out potential acquisitions for us within the paintball sector. These consultants were each remunerated with 100,000 shares of our common stock and deferred compensation payable upon the successful completion of their assignments.

During December 2006, we issued a further 50,000 shares of our common stock to each of three consultants (150,000 shares in total) who assisted us in bringing our affairs up to date and progressing the implementation of our business strategy and 697,674 shares of our common stock to Mr. Cutler, our Chief Executive Officer and director, to convert $30,000 of the debt he had provided to us into equity.

In December 2006, we appointed Jeffrey L. Perlmutter as a non-executive director and we issued Mr. Perlmutter 100,000 shares of our common stock as consideration for his appointment as a non-executive director.

In January and February 2007, shareholders holding 180,000 of our Series A Convertible Preferred Shares converted these Convertible Preferred Shares into 360,000 shares of our common stock.

In March 2007, we issued a further 697,674 shares of our common stock to Mr. Cutler, our Chief Executive Officer and director, to convert a further $30,000 of the debt for advances he had provided to us into equity.

In April and May 2007, we issued 800,000 shares of our common stock at $0.125 per share for total consideration of $100,000. Mr. Perlmutter, our non-executive director, subscribed for 200,000 of these shares for total consideration of $25,000.

In November 2007 we issued a further 40,000 shares of our common stock at $0.125 per share for total consideration of $5,000 to an accredited investor and 300,000 shares of our common stock, valued at $0.125 per share or $37,500, as remuneration to our non-executive director Jeffery L. Perlmutter.

In December 2007, following our registration pursuant to Section 12 (g) of the Securities Exchange Act of 1934 the remaining 8,000 shares of our Series A Convertible Preferred Shares automatically converted into 360,000 shares of our common stock.

Exemption From Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). Purchasers were provided with access to all material information, which they requested, all information necessary to verify such information and were afforded access to our management in connection with the purchases. The purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Stock Incentive Plans -- On October 21, 2003, we adopted a stock purchase plan entitled "2003 Stock Incentive Plan" to attract and retain selected directors, officers, employees and consultants to participate in our long-term success and growth through an equity interest in us. We have been authorized to make available up to 2,000,000 shares of our common stock for grant as part of the long term incentive plan. During the years ended December 31, 2007 and 2006 no options were issued and outstanding under the 2003 Stock Incentive Plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" on page 28 and elsewhere in this report.

OVERVIEW

We are a development stage corporation which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.

Prior to the year ended December 31, 2006, we exhausted our available funding and reduced our operations to a subsistence level. During the fiscal year ended December 31 2006, we were able to raise sufficient further interim funding and issue shares of our common stock as compensation to certain consultants to accelerate the implementation of our proposed business plan. However, so far we have been unable to raise the substantial additional funding required to fully implement our proposed business plan.

At present, we have brought our financial books and records up to date, appointed a highly experienced paintball executive as our non-executive director, initiated an up date of our initial business plan to reflect recent developments within the paintball sector and appointed a consultant to seek potential acquisition targets within the paintball sector.

PLAN OF OPERATIONS

Over the next 12 month period, we intend to pursue an initial private placement to raise a maximum of $250,000. We intend to use the funds to pursue our business plan. These funds will be used to support our ongoing minimal operations as we develop a feasibility studies for real estate acquisitions for paintball locations, a website and begin to work on a marketing plan.

Our proposed operating budget for the next twelve months is:

Accounting and legal expenses                           $  10,000
Salaries and wages                                        100,000
Feasibility                                                50,000
Marketing                                                  30,000
Development of website                                     10,000
Travel and administrative                                  25,000
Office expenses                                            25,000
                                                       -------------
                                                         $250,000
                                                       =============

If we are successful in raising further equity finance, we plan to establish corporate offices, hire senior management, conduct feasibility studies for real estate acquisitions for paintball locations, purchase land and equipment for operating paintball parks, purchase inventory for resale and develop our website for marketing our paintball games and miscellaneous services via the Internet. We will consider acquiring existing underperforming paintball parks where we can create value through new capital expenditure and the application of state of the art marketing and operating disciplines. We will also consider acquiring existing, established, profitable paintball parks as a means of establishing rapidly a critical mass of profitable operations. We would need to raise substantial funds to complete this business plan and there can be no assurance that we will be able to raise sufficient equity to fund our strategy.

There can be no assurance we will be able to raise sufficient debt or equity financing to fund ongoing operations and implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insurance against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, successfully achieve a listing on the OTC Bulletin Board , be able to identify or successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock, or that any stockholder will realize any return on their shares after any such transactions have been completed.

Liquidity and Capital Resources

At December 31, 2007, we had total assets of $14,417 consisting mainly of cash, no operating business or other source of income, outstanding liabilities totaling $71,869 and a stockholder' deficit of $57,291.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2007 and 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2007, we had a working capital deficit of $57,291 and reported an accumulated deficit of $494,082.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed

During the year ended December 31, 2007, we raised $105,000 in cash through the private placement of 840,000 shares of our common stock at $0.125 per share. Mr. Perlmutter, a director of the Company, subscribed for 200,000 of these shares in exchange for $25,000. There can be no assurance that we will be able to secure additional financing on an ongoing basis.

Since his appointment on August 31, 2006 and through December 31, 2007, Mr. Cutler, our sole officer and a director, has made advances to us of $168,812 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2007, the Company owed Mr. Cutler $44,611. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2006

General and Administrative Expenses

During the year ended December 31, 2007, we incurred $162,577 in general and administrative expenses compared to $210,685 in the year ended December 31, 2006. a decrease of $48,108.

Throughout the year ended December 31, 2007, we were actively involved in implementing our business plan and in association with those activities, we incurred director's remuneration, legal, accounting and consulting fees, travel costs and other overhead expenses. By comparison during the year ended December 31, 2006, we were operating on a subsistence basis until August 31, 2006 and incurred only nominal overhead expenses. However, effective August 31, 2006, we incurred directors' remuneration of $119,159 with the issuance of the 2,530,376 shares of our common stock we issued Mr. Cutler to accept his appoint as a director and officer and 250,00 shares of our common stock we issued to Mr. Armstrong for his services to us as a director.

Depreciation

Depreciation expense for the twelve months ended December 31, 2007 was $0, compared with $193 for the twelve months ended December 31, 2006, a decrease of $193. The decrease arose as the last of our computer equipment, which could no longer be used in our business, was written off during the twelve months ended December 31, 2006.

Gain on Settlement of Liabilities.

 During the year ended December 31, 2007, we recognized a gain of $0 on the settlement of liabilities compared to $13,600 gain on settlement of liabilities in the twelve months ended December 31, 2006, a decrease of $13,600. During the year ended December 31, 2006, one of our creditors with outstanding liabilities of $13,600 agreed to write off the entire balance we owed to him. No such write off was negotiated during the year ended December 31, 2007.

Operating Loss

In the year ended December 31, 2007, we recognized an operating profit of $162,577 compared to $197,278 in the year ended December 31, 2006, a decrease of $34,701, due to the factors as discussed above.

Interest Expense

We recognized an interest expense of $4,393 during the year ended December 31, 2007 compared to $2,904 during the year ended December 31, 2006, an increase of $1,489. This interest expense relates to the interest accrued on the loan made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loans made to us by our officers and shareholders between the two periods

Loss before Income Tax

During the year ended December 31, 2007, we recognized a loss before income tax of $166,969 compared to a loss before income tax of $200,182 during the year ended December 31, 2006, a decrease of $33,213 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the years ended December 31, 2007 or 2006, as we generated tax losses in both years.

Net Loss and Comprehensive Loss

During the year ended December 31, 2007, we recognized a net loss of $166,969 compared to a net loss of $200,182 during the year ended December 31, 2006, a decrease of $33,213, due to the factors discussed above

The comprehensive loss was identical to the net loss in both the years ended December 31, 2007 and 2006.

CASH FLOW INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

At December 31, 2007, we had total assets of $14,417 consisting mainly of cash, no operating business or other source of income, outstanding liabilities totaling $71,869 and a stockholder' deficit of $57,291.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2007 and 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2007, we had a working capital deficit of $57,291 and reported an accumulated deficit of $494,082.

Net cash used in operations in the year ended December 31, 2007 was $127,202 compared to $68,490 in the year ended December 31, 2006, an increase of $58,712. In the year ended December 31, 2007, our net loss, adjusted for non-cash items, resulted in a negative cash flow of $129,469, which was partially offset by a positive cash flow of $2,267 generated from the net movement in our operating assets and liabilities. This compares with a net loss, after adjustment for non-cash items, of $73,519 in the year ended December 31, 2006, which was partially offset by a positive cash flow of $5,029 generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the year ended December 31, 2007 or 2006.

Net cash provided by financing activities during the year ended December 31, 2007 was $141,375 compared to $68,290 net cash provided by financing activities during the year ended December 31, 2006, an increase of $73,085. During the year ended December 31, 2007, we received $105,000 through the issuance of 840,000 shares of our common stock, at $0.125 per share and a net $36,375 in loans from our director and sole officer, Mr. Cutler. During the year ended December 31, 2006, we received $68,290 in loans from our director and sole officer, Mr. Cutler.

Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation will be effective for us on January 1, 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for us for our fiscal year beginning on January 1, 2008. We are currently assessing the impact the adoption of SFAS No. 157 may have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. SAB No. 108 is effective for our current 2007 fiscal year end. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the financial statements on page 50 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Off  Balance  Sheet   Arrangements,   Contractual   Obligations  and  Commercial
Commitments

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 8 to the financial statements on page 58 below.

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY, WITH NO SIGNIFICANT HISTORY OF OPERATIONS.

We were incorporated on May 8, 2001, and are, therefore, a start up company with very little operating history. Consequently, our business plan is as yet unproven.

SOME MAJOR COMPONENTS OF OUR BUSINESS STRATEGY HAVE NOT BEEN FULLY DEVELOPED AS YET.

We have developed our strategy to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at future facilities and through a website. However, due to lack of resources we have not been able to complete or execute many components of our strategy at this time including the demographic studies necessary to identify the optimum locations for our future parks, the operating procedures to be adopted at our parks or the marketing strategies necessary to drive foot traffic through the parks. The development and implementation of these components will be complicated and time consuming. There can be no assurance that we will successfully develop all or any of these components. If we do not develop and implement these components in a timely manner, our operating revenues may never be developed.

COMPETITION IN THE PAINTBALL AND E-COMMERCE BUSINESS IS INTENSE AND WE MAY NOT BE ABLE TO COMPETE AND SURVIVE.

The paintball industry is relatively new, ever changing and very competitive. We expect competition in this business to intensify in the future. If we fail to attract and retain a customer base we will not develop significant revenues or market share. Going into business in the paintball industry is relatively easy and new competitors enter this market at a relatively low cost. In addition, the market for paintball gaming and paintball products is very competitive and no clear leader has been established. We will compete with a variety of other companies, including existing paintball product suppliers and paintball activity fields and the online retail web sites of some traditional retailers who may also sell paintball products and services, many of whom have many more resources than we do.

A DECLINE IN PAINTBALL POPULARITY MAY ADVERSELY AFFECT OUR BUSINESS.

If paintball declines in popularity there is significant risk that the demand for paintball parks and paintball related products will be negatively impacted resulting in a decline of sales revenues, if any are ever developed. This decline could result from adverse economic conditions which could negatively affect disposable income, changes in leisure habits or changes in statutory regulations effecting paintball parks or products.

WE HAVE A MINIMAL OPERATING HISTORY, SO INVESTORS HAVE NO WAY TO GAUGE OUR LONG TERM PERFORMANCE.

We were incorporated on May 8, 2001, based on a concept to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. Our current management team has been with us for less than twelve months. As evidenced by our financial reports we have generated no revenue. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. The venture must be considered highly speculative.

WE CAN MAKE NO ASSURANCE OF SUCCESS OR PROFITABILITY IN THE FUTURE.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate revenues or profits in the future, or that the market price of our shares of common stock will be increased thereby.

WE ARE NOT DIVERSIFIED AND WE WILL BE DEPENDENT ON ONLY ONE BUSINESS.

We currently have no plans to diversify our operations outside the paintball sector. The concentration of our activities into just one sector may subject us to economic fluctuations specific to the paintball industry and therefore increase the risks associated with our operations.

WE HAVE NO ESTABLISHED OPERATING MANAGEMENT.

Our plan is to raise equity and then seek to recruit a management team with the specific skills and experience required to implement our proposed business plan. It will be more difficult to raise equity without an established management team in place that it would have been if we already had such a team in place. Even if we are successful in raising the necessary equity it will be difficult to recruit a high quality team for a small start up operation. Once we have recruited the management team there can be no guarantee that they will be successful in implementing our business plan.

BECAUSE OF THE NATURE OF OUR PROPOSED ACTIVITIES, WE MAY BE SUBJECT TO LIABILITY CLAIMS RESULTING FROM PERSONAL INJURIES AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE LIABILITY INSURANCE.

We may become involved in various lawsuits incidental to our business, some of which may relate to claims allegedly resulting in injury or death. Significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors of sports equipment throughout the United States resulting in general uncertainty as to the nature and extent of liability for personal injuries. In recent years, product liability insurance has become much more expensive, more restrictive and more difficult to obtain. While we intend to obtain liability insurance, there can be no assurance that we will be able to obtain or maintain liability insurance coverage sufficient to cover any successful liability claims made against us. Any claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS, WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY.

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own approximately 83% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" (page 36), and "Conflicts of Interest." (page 37).

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES.

At December 31, 2007 we had outstanding liabilities of approximately $71,869. We had $14,217 in cash, no active operating business or our source of income from which to repay these creditors. Accordingly we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and, or, equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and/or, equity finance to fund any such agreed settlements.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES, AND OUR AUDITORS HAVE ISSUED A "GOING CONCERN" QUALIFICATION IN THEIR OPINION.

At December 31, 2007, we had an accumulated deficit of $494,082 and a stockholders' deficit of $57,291. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended December 31, 2007 and 2006 from our Independent Registered Public Accounting Firms that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES.

We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and, or, equity we shall be unable to meet our ongoing operating expenses. No assurances can be given that we will be successful in raising equity, starting or acquiring operations, generating revenues or reaching or maintaining profitable operations.

WE INTEND TO RAISE NEW EQUITY.

We need to raise substantial new equity to implement our proposed business to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. No assurances can be given that we will be successful in raising equity, starting or acquiring operations, generating revenues or reaching or maintaining profitable operations.

IF WE FAIL TO RAISE NEW EQUITY, WE MAY BE UNABLE TO ACQUIRE PAINTBALL BUSINESSES AND OR ASSETS FOR SHARES OF OUR COMMON STOCK.

Our proposed business to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at future facilities and through a website, within our existing level of interim funding, while at the same time seeking to obtain a listing on the OTC Bulletin Board. No assurances can be given that we will be successful in raising equity, starting or acquiring operations, generating revenues or reaching or maintaining profitable operations.

If we fail to raise sufficient equity to fund the organic growth of our business, our strategy to acquire an operating business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets in our chosen sector may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities in the paintball sector. There are many businesses in the paintball sector that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

IF WE GROW OUR BUSINESS THROUGH ACQUISITIONS WE CREATE CERTAIN ADDITIONAL BUSINESS RISKS.

If we have obtained a listing on the OTC Bulletin Board, we will also seek to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. However, if an acquisition is completed, it may be on terms that have a material adverse effect on your investment. Moreover, there can be no assurance that the anticipated economic, operation and other benefits of any future acquisitions will be achieved or that we will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems.

The difficulties of such integration may initially be increased by the necessity of integrating personnel with disparate business backgrounds and cultures. In addition, acquisitions may involve the expenditure of significant funds. Failure to effectively integrate the acquired companies may adversely affect our ability to secure new business or retain our existing customers. Customer dissatisfaction or performance problems at a single acquired company could have an adverse effect on our reputation as a whole, resulting in increased difficulty in marketing our products and services or acquiring companies in the future. In addition, there can be no assurance that the acquired companies will operate profitably. Acquisitions also involve a number of additional risks, including diversion of management attention, potential loss of key customers or personnel, risks associated with unanticipated problems, liabilities or contingencies, and risks of entering markets in which we have limited or no direct expertise. The occurrence of some or all of the events described in these risks would have a material adverse effect on our business, operating results, financial condition and stock price.


WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT TO RAISE EQUITY OR FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR RAISING EQUITY OF COMPLETING BUSINESS COMBINATIONS.

We have not executed any formal arrangement, agreement or understanding with respect to raising equity, engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in raising equity or identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance we will be able to raise equity or negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

RISK FACTORS RELATED TO OUR STOCK

THERE IS NO PUBLIC MARKET FOR OUR SHARES AND SHOULD BE CONSIDERED AN ILLIQUID INVESTMENT.

There is currently no market for any of our shares and no assurances are given that a public market for such securities will develop or be sustained if developed. We have an application filed on our behalf by a market maker for approval of our shares of common stock to be listed on the Pink Sheets. It is our intention to have an application filed on our behalf by a market maker for our shares of common stock to be quoted on the OTC Bulletin Board quotation system subject to effectiveness of the Registration Statement. There is no guarantee that our shares of common stock will ever trade on the OTC Bulletin Board or in any other venue. Consequently investors may not be able to readily sell of any shares purchased

WE ARE NOT LISTED ON ANY PUBLICLY QUOTED STOCK EXCHANGE

Failure to obtain a listing on the OTC Bulletin Board will adversely effective our ability to raise new equity or to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRAMAY HAVE A CHILLING EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities do not trade in any market and, if they are ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The Shares of our Common Stock may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of Common Stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of Common Stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of Common Stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

OUR BUSINESS IS HIGHLY SPECULATIVE AND THE INVESTMENT IS THEREFORE VERY RISKY.

Due to the speculative nature of our business, it is possible that the investment in the shares of our Common Stock offered hereby will result in a total loss to the investor. Investors should be able to financially bear the loss of their entire investment. Investment should, therefore, be limited to that portion of discretionary funds not needed for normal living purposes or for reserves for disability and retirement.

DILUTION TO STOCKHOLDERS MAY OCCUR THROUGH REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING RAISING ADDITIONAL EQUITY OR SHARE ISSUANCES RELATING TO ANY BUSINESS COMBINATION.

Our primary plan of operation is based upon raising further equity or completing a business combination with a private concern which, in all likelihood, would result in us issuing securities to new stockholders. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any issue of new equity, merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

OUR CHIEF EXECUTIVE OFFICER HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Mr. Cutler, currently our director, Chief Executive Officer and Chief Financial Officer owns in excess of our 50% of our share capital and consequently is able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further Shares as consideration for the cash or assets or services out of our authorized but unissued Common Stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current Shareholders.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding Shares of Common Stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable states securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of Shares of Common Stock of present stockholders, may have a depressive effect upon the price of the Common Stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE.

Our intention is for our shares of common stock to become listed on the OTC Bulletin Board. If we do obtain a listing on the OTC Bulletin Board it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 43.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KBA Group LLP, former auditor for the Company, resigned as auditor on September 15, 2006. Larry O'Donnell, CPA PC was subsequently engaged as the auditor for the Company.

The Change of Accountants was approved by the Board of Directors. No audit committee exists other than the members of the Board of Directors.

In connection with audit of the two most recent fiscal years and through the date of termination of the accountants, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with his report to the subject of the disagreement(s).

The audit report by Larry O'Donnell, CPA PC, for the fiscal years ended 2007 and 2006, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern. Otherwise, the audit report by Larry O'Donnell, CPA PC for the years 2007 and 2006, did not contain an adverse opinion or disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principle

ITEM 8A. CONTROLS and PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. David Cutler, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Cutler has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 8A(T).   CONTROLS AND PROCEDURES

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

         (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Effective March 25, 2008, our directors and officers were:

     NAME                      AGE                    POSITION

    David J. Cutler             52         President, Chief Executive Officer

  Jeffrey L. Perlmutter         51                    Director

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became our director and officer in August 2006. Mr. Cutler has more than 20 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. From March 1993 until 1999, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005. Since April 2005, Mr. Cutler has been Chief Executive Officer, Chief Financial Officer and a director of Aspeon, Inc., a publicly listed shell company. Since March 2006 Mr. Cutler has been Chief Executive Officer, Chief Financial Officer and a director of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.), a publicly listed shell company. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Jeffrey L. Perlmutter - Director. Mr. Perlmutter became our director in December2006. Mr. Perlmutter co-founded Pursuit Marketing, Inc., a $85 million manufacturer and distributor of paintball game products, and sold his interest in Pursuit Marketing, Inc. in November 2006 and will now assist us in implementing our proposed business plan. Prior to founding Pursuit Marketing, Inc., Mr. Perlmutter was a business analyst at Dunn & Bradstreet and subsequently an account executive at M. Lowenstein Corp selling textiles to clothing manufacturers in the midwest region of the United States. Mr. Perlmutter has a Bachelor of Science degree from Syracuse University School of Management

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

-    Honest and ethical  conduct,  including  the ethical  handling of actual or
     apparent   conflicts  of  interest   between   personal  and   professional
     relationships;

- Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the fiscal year ended December 31, 2007 and 2006 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE


----------------------------- --------- ----------- -------- ---------------- ---------------- --------------- ----------- ---------
NAME AND PRINCIPAL POSITION   YEAR         SALARY     BONUS    STOCK AWARDS       OPTIONS      NONQUALIFIED    ALL OTHER      TOTAL
                                                                                 AWARDS ($)       DEFERRED        COMP         ($)
                                                                                               COMPEN-SATION
                                                                                                    ($)
----------------------------- --------- ----------- -------- ---------------- ---------------- --------------- ----------- ---------

David J Cutler,               2007        $90,000       -            -               -               -             -         $90,000
Director, President, Chief                $60,000       -       $108,444(1)          -               -             -         $60,000
Executive Officer, Chief
Financial Officer
From August 2006
----------------------------- --------- ----------- -------- ---------------- ---------------- --------------- ----------- ---------
Mark A Armstrong,             2007           -          -        $10,714(2)          -               -             -         $10,714
Director
Resigned August 2006
----------------------------- --------- ----------- -------- ---------------- ---------------- --------------- ----------- ---------

   (1) On August 31, 2006, Mr. Cutler became our sole officer. At that time, Mr. Cutler was issued 2,530,376 shares of common stock, valued at $108,444, in return for accepting his appointment with us.

                During the year ended  December 31, 2007,  Mr. Cutler was issued
               697,674 shares of common stock to convert $30,000 of the debt he had provided to us into equity, these shares are not part of the table above.

               During the year ended December 31, 2006, Mr. Cutler was issued 697,674 shares of common stock to convert $30,000 of the debt he had provided to us into equity, these shares are not part of the table above.

   (2) Mr. Armstrong served as our sole officer from October 2005 through August 31, 2006. During the year ended December 31, 2006, Mr. Armstrong was issued 250,000 shares of common stock with a value of $10,714 in return for his services as our sole director and officer.

               Subsequent to his resignation as our sole director and officer, Mr. Armstrong was issued with 50,000 shares of common stock, valued at $2,143, for his ongoing services in bringing our affairs up to date and implementing the our business strategy, these shares are not part of the above table.


DIRECTORS' COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the years ended December 31, 2007:


--------------------- ---------- -------------- ---------------- --------- ---------------- --------------- -------------- ---------
          Name           Year     Fees Earned     Stock Awards   Options      Non-Equity      Nonqualified     All Other   Total
                                  Or Paid-in          ($)         Awards    Incentive Plan      Deferred     Compensation  ($)
                                     Cash                          ($)       Compensation     Compensation        ($)
                                      ($)                                         ($)              ($)
--------------------- ---------- -------------- ---------------- --------- ---------------- --------------- -------------- ---------
David J Cutler,          2007          0               0            0              0                0           90,000       90,000
Director, President,
Chief Executive
Officer, Chief
Financial Officer
--------------------- ---------- -------------- ---------------- --------- ---------------- --------------- -------------- ---------
Jeffrey L Perlmutter,    2007          0           37,500 (2)       0              0                0              0         37,500
Director
--------------------- ---------- -------------- ---------------- --------- ---------------- --------------- -------------- ---------

 (1) During the year ended December 31, 2007, Mr. Cutler was issued 697,674 shares of common stock to convert $30,000 of the debt he had provided to us into equity, these shares are not part of the table above.


 (2) During the year ended December 31, 2007 Mr. Perlmutter was issued 300,000 shares of common, valued at $37,500, for his services to us as a non-executive director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of March 25, 2008 by:

    o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

    o     each of our named executive officers and directors, and

    o     all executive officers and directors as a group.


                                                        NUMBER OF              PERCENT OF
        NAME AND ADDRESS OF BENEFICIAL OWNER             SHARES                OUTSTANDING (4)
      -----------------------------------------     -------------------        -------------

      David J. Cutler (1)                               3,925,724                  51.8%

      Jeffrey L. Perlmutter (1)                           600,000                   7.9%
                                                      ------------              ------------
      All officers and directors as a group.            4,525,724                  59.7%

      J. H. Brech, LLC (2)                                405,162                   5.3%

      Mark Margolis (3)                                   400,500                   5.3%

(1)  c/o 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.
(2)  1101 E. Duke Street, Hugo, Oklahoma, 74743.
(3)  3395 Forest Trace Drive, Dacula, GA, 30019
(4) Based upon 7,576,004 shares of common stock issued and outstanding. Includes 87,200 shares issuable under a promissory note due to Mrs. Smith.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2006, Mr. Armstrong appointed David J. Cutler as a new director and then resigned as a director and officer of the Company. Mr. Cutler to undertook to use his best efforts to accelerate the implementation of our business plan, settle our outstanding liabilities, bring our financial statements up to date, seek a listing for us on the OTC Bulletin Board, raise new equity and recruit a senior management team that would fully implement our proposed business plan. If we were to be unable to raise sufficient funds to grow our business organically but were able to obtain a listing on the OTC Bulletin Board the intention was to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. There could be no assurance that this sequence of events could be successfully completed. In return for accepting his appointment with us, Mr. Cutler was issued with 2,530,376 shares of our common stock, valued at $108444, making him our controlling shareholder.

On August 31, 2006, Mr. Armstrong, our former director, was issued 250,000 shares of our common stock as compensation for his services as a director.

In September 2006, one of our founding shareholders and a former officer of ours, Alton K. Smith, was issued 17,918 shares of our common stock as payment for $768 expenses he had incurred on our behalf.

In September 2006, one of our existing preferred shareholders was issued with 281,459 shares of our common stock as payment for a loan and accrued interest of $12,063 which he had made to us.

In December 2006 we issued:

     -    100,000   shares  of  our  common   stock  to  one  of  our   existing
          shareholders, J. H. Brech, LLC., to seek out potential acquisitions for us within the paintball sector

     - 50,000 shares of our common stock to both Mark A. Armstrong, a former director of ours, and Charles E Webb, an existing shareholder of ours, for their assistance in bringing our affairs up to date and progressing implementation of our business strategy,

     - 697,674 shares of our common stock to Mr. Cutler, our Chief Executive Officer and director, to convert $30,000 of the debt he had provided to us into equity, and

     - 100,000 shares of our common stock to Mr. Perlmutter as consideration for his appointment as a non-executive director.

In March 2007, Mr. Cutler, our Chief Executive Officer and a director, converted a further $30,000 of the debt for advances he had provided to us into 697,674 shares of our common stock.

In May 2007, Mr. Perlmutter, our non-executive director, subscribed for 200,000 shares of our common stock at a price of $0.125 per share for total consideration of $25,000.

During the year ended December 31, 2007, Mr. Perlmutter, our non-executive director, was issued 300,000 shares of common, valued at $37,500, for his services to us as a non-executive director

Barbara J. Smith, formerly an officer, director and currently a shareholder of the Company loaned a total of $10,900 between April and July of 2002 to the Company, to pay for further research and development and for general corporate overhead. The note bore interest at an annual rate of 6.5% and was repayable in full in July 15, 2004. The note was convertible into shares of our common stock at $0.125 per share. This loan has not been repaid and Mrs. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.

Since his appointment on August 31, 2006 and through December 31, 2007, Mr. Cutler, our sole officer and a director, has made advances to us of $168,812 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2007, the Company owed Mr. Cutler $44,611. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

                                     PART IV

ITEM 13. EXHIBITS

The following exhibits are filed as part of this Annual Return:


   EXHIBIT
   NUMBER             DESCRIPTION AND METHOD OF FILING


3.1       Articles of Incorporation of Atomic Paintball, Inc*

3.2       Amendment 1 to the Articles of Incorporation of Atomic Paintball, Inc*

3.3       Amendment 2 to the Articles of Incorporation of Atomic Paintball, Inc*

3.4       Bylaws of Atomic Paintball, Inc*

3.5       Certificate of Designations for Series A Convertible Preferred Stock*

4.1       Specimen certificate of the Common Stock of Atomic Paintball, Inc.*

4.2       Promissory Note, dated July 1, 2003, payable to Barbara J. Smith.*

4.3       Promissory Note, dated October 29, 2003, payable to Alton K. Smith.*

4.4       Promissory Note, dated February 13, 2004, payable to the Registrant.*

10.1 Lease Agreement, dated as of April 1, 2002, by and between Alton K. Smith as Landlord, and Atomic Paintball, Inc. as Tenant*

10.2      Atomic Paintball, Inc. 2003 Stock Incentive Plan*

10.3 Stock Option Agreement between Barbara J. Smith and the Registrant, dated October 21, 2003*

10.4 Stock Option Agreement between Alton K. Smith and the Registrant, dated October 21, 2003*

10.5      Form of  Subscription  Agreement  for Series A  Convertible  Preferred
          Stock*

10.1 Lease Agreement, dated as of April 1, 2002, by and between Alton K. Smith as Landlord, and Atomic Paintball, Inc. as Tenant*

10.2      Atomic Paintball, Inc. 2003 Stock Incentive Plan*

10.3 Stock Option Agreement between Barbara J. Smith and the Registrant, dated October 21, 2003*

10.4 Stock Option Agreement between Alton K. Smith and the Registrant, dated October 21, 2003*

10.5      Form of  Subscription  Agreement  for Series A  Convertible  Preferred
          Stock*

31.1      Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act

* Previously filed

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $7,600 audit fees with our current auditor, Larry O'Donnell, CPA, PC, during the fiscal year ended December 31, 2007 ($0 - 2006).

Tax Fees

We did not incur any tax fees with our current auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2007 and 2006.

All Other Fees

We incurred $350 in other fees with our current auditor, Larry O'Donnell, CPA, PC, in the fiscal year ended December 31, 2007 ($0 - 2006) in respect the review of our quarterly financial statements.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

                          INDEX TO FINANCIAL STATEMENTS

                                                                PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM           44

BALANCE SHEET

As of December 31, 2007 and 2006                                  45

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006 and the
Period from Inception (May 8, 2001) Through December 31, 2007     46

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

From Inception (May 8, 2001) Through December 31, 2007            47

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006 and the
Period from Inception (May 8, 2001) Through December 31, 2007     49

NOTES TO FINANCIAL STATEMENTS                                     50

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Atomic Paintball, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Atomic Paintball, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Paintball, Inc. as of December 31, 2007 and 2006 and the results of it's operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of December 31, 2007 and 2006 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell CPA, PC

Larry O'Donnell CPA, PC
Aurora, Colorado
March 28, 2008


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                         BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                         2007          2006

                                                                                   ----------------------------
                            ASSETS

Current Assets

      Cash & Cash Equivalents                                                       $      14,217 $         44
      Other Receivables                                                                         -           36
      Prepaid Expenses                                                                        361            -

                                                                                   ----------------------------
                 Total Current Assets                                                      14,578           80

      Property and Equipment, Net                                                               -            -

                                                                                   ----------------------------
      TOTAL ASSETS                                                                 $       14,578 $         80
                                                                                   ============================

                            LIABILITIES & STOCKHOLDERS'  DEFICIT

Current Liabilities

      Accounts Payable                                                              $       7,014 $      9,784
      Accrued Expenses                                                                      8,166        2,804
      Loans from Shareholders                                                              56,689       50,314

                                                                                   ----------------------------
                 Total Current Liabilities                                                 71,869       62,901

                 Total Liabilities                                                         71,869       62,901
                                                                                   ----------------------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT

      Preferred Stock,no par value: 2,000,000 shares authorized

           Series A Convertible Preferred Stock, no par value; 400,000 shares                   -       47,000
           authorized, 8,000, 188,000 and 300,000 shares issued and outstanding as at December 31, 2007 and 2006, respectively,
           with a $0.25 per share liquidation preference.

      Common Stock, no par value: 10,000,000 shares authorized,                           436,790      217,290
      7,488,804 and 5,275,130 and shares issued and outstanding as at December 31, 2007 and 2006, respectively

      Deficit accumulated during the development stage.                                  (494,081)    (327,112)

                                                                                   ----------------------------
                 Total Stockholders' Deficit                                              (57,291)     (62,822)

                                                                                   ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $       14,579 $         80
                                                                                   ============================

                         See accompanying Notes to Financial Statements.



                             ATOMIC PAINTBALL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                       FROM MAY 8, 2001
                                           FOR THE YEARS ENDED         (Inception)
                                            DECEMBER 31,              THROUGH DECEMBER 31,
                                        2007           2006               2007

                                   -------------------------------------------------------

OPERATING EXPENSES

     General and Administrative    $     162,577 $      210,685     $       487,018
     Depreciation and amortization             -            193               6,835
     Gain on Settlement of Liabilities         -        (13,600)            (13,600)

                                   -----------------------------      --------------
     Total Operating Expenses            162,577        197,278             480,252

OPERATING LOSS                          (162,577)      (197,278)           (480,252)

Interest Expense                          (4,392)        (2,904)            (13,829)
                                   -----------------------------      --------------
Loss before Income Taxes                (166,969)      (200,182)           (494,082)

Income tax expense                             -              -                   -

                                   -----------------------------      --------------
NET LOSS                           $    (166,969) $    (200,182)    $      (494,082)
                                   =============================      ==============



NET LOSS PER COMMON SHARE

     Basic & Diluted                      ($0.02)        ($0.10)             ($0.27)
                                   =============================      ==============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

     Basic & Diluted                   6,720,543      1,940,830           1,852,709
                                   =============================      ==============





                 See accompanying Notes to Financial Statements.



                                     ATOMIC PAINTBALL, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                     FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2007

                                                      Preferred Stock      Common Stock    Accumulated deficit
                                                                                                during
                                                     Shares     Amount   Shares     Amount   Development Stage   Total

                                                        #         $         #         $            $              $
                                                     --------  -------- ---------- --------      ----------    ----------

Balance at May 8, 2001 (date of inception)              -         -         -         -            -              -

Issuance of common stock for cash on May 8, 2001        -         -       200,000    1,000         -              1,000
at $0.005 per share

Issuance of common stock for services on June 20, 2001  -       600,000    6,000      -            -              6,000
at $0.01 per share

Net loss for the period from inception (May 8, 2001)    -         -         -         -            (6,815)        (6,815)
through December 31, 2001
                                                     --------  -------- ---------- --------      ----------    ----------
Balance at December 31, 2001                            -         -       800,000    7,000         (6,815)           185
                                                     --------  -------- ---------- --------      ----------    ----------

Net loss for the year ended December 31, 2002           -         -         -         -            (4,155)        (4,155)
                                                     --------  -------- ---------- --------      ----------    ----------
Balance at December 31, 2002                            -         -       800,000    7,000        (10,970)        (3,970)
                                                     --------  -------- ---------- --------      ----------    ----------

Issuance of Series A Convertible Preferred Stock      116,000    29,000     -         -            -             29,000
during October and November 2003 at $0.25 per share

Net loss for the year ended December 31, 2003           -         -         -         -           (47,656)       (47,656)
                                                     --------  -------- ---------- --------      ----------    ----------
Balance at December 31, 2003                          116,000    29,000    800,000    7,000       (58,626)       (22,626)
                                                     --------  -------- ---------- --------      ----------    ----------

Issuance of Series A Convertible Preferred Stock
for cash during February 2004 at $0.25 per share      184,000    46,000     -         -            -             46,000

Net loss for the year ended December 31, 2004           -         -         -         -           (62,156)       (62,156)
                                                     --------  -------- ---------- --------      ----------    ----------
Balance at December 31, 2004                          300,000    75,000    800,000    7,000      (120,782)       (38,782)
                                                     --------  -------- ---------- --------     ----------     ----------

Net loss for the year ended December 31, 2005           -         -         -         -            (6,148)        (6,148)
                                                     --------  -------- ---------- --------      ----------    ----------
Balance at December 31, 2005                          300,000    75,000    800,000    7,000      (126,930)       (44,930)
                                                     --------  -------- ---------- --------      ----------    ----------

Issuance of common stock for services on August 31,     -         -      2,780,376  119,159        -            119,159
2006 at $0.042857 per share

Issuance of common stock in settlement of debt on       -         -        323,080   13,846        -             13,846
September 8, 2006 at $0.042857 per share

Conversion of Series A Convertible Preferred stock   (112,000)  (28,000)   224,000   28,000        -              -
Common Stock on a 1:2 basis during September 2006

Issuance of common stock for services on December       -         -        100,000    4,286        -              4,286
1, 2006 at $0.042857 per share

Issuance of common stock for services on December 8,    -         -        100,000    4,286        -              4,286
2006 at $0.042857 per share

Issuance of common stock for services on December 18,   -         -        150,000    6,429        -              6,429
2006 at $0.042857 per share

Issuance of common stock in settlement of debt on       -         -        697,674   30,000        -             30,000
December 19, 2006 at $0.042857 per share




                                     ATOMIC PAINTBALL, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                     FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2007

                                                      Preferred Stock      Common Stock    Accumulated deficit
                                                                                                during
                                                     Shares     Amount   Shares     Amount   Development Stage   Total

                                                        #         $         #         $            $              $
                                                     --------  -------- ---------- --------      ----------    ----------

Issuance of common stock for services on December 22,   -         -        100,000    4,286        -              4,286
2006 at $0.042857 per share

Net loss for the year ended December 31, 2006           -         -          -        -          (200,182)     (200,182)
                                                     --------  -------- ---------- --------      ----------    ----------
Balance at December 31, 2006                          188,000    47,000  5,275,130  217,290      (327,112)      (62,822)
                                                     --------  -------- ---------- --------      ----------    ----------

Conversion of Series A Convertible Preferred stock   (144,000)  (36,000)   288,000   36,000        -              -
Common Stock on a 1:2 basis on January 18 & 23, 2007

Conversion of Series A Convertible Preferred stock    (36,000)   (9,000)    72,000    9,000        -              -
into Common Stock on a 1:2 basis on February 5, 2007

Issuance of common stock in settlement of debt on       -         -        697,674   30,000        -             30,000
March 29, 2007 at $0.042857 per share

Issuance of common stock for cash in April 2007         -         -        400,000   50,000        -             50,000
at $0.125 per share

Issuance of common stock for cash on May 2007           -         -        400,000   50,000        -             50,000
at $0.125 per share

Issuance of common stock for cash in November 2007      -         -         40,000    5,000        -              5,000
at $0.125 per share

Issuance of common stock for services in November 2007  -         -        300,000   37,500        -             37,500
at $0.125 per share

Conversion of Series A Convertible Preferred Stock     (8,000)   (2,000)    16,000    2,000        -              -
into Common Stock on a 1:2 basis on February 5, 2007

Net loss for the year ended December 31, 2007           -         -          -        -          (166,969)     (166,969)
                                                     --------  -------- ---------- --------     ----------    ----------
Balance at December 31, 2007                            -      $  -      7,488,804 $436,790     $(494,081)    $ (57,291)
                                                     ========  ======== ========== ========     ==========    ==========

                         See accompanying Notes to Financial Statements.


                             ATOMIC PAINTBALL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                             May 8, 2001
                                                    FOR THE YEAR ENDED       (Inception)
                                                        DECEMBER 31,      THROUGH DECEMBER 31,
                                                     2007        2006            2007

                                                    ------------------------------------------

CASH FLOW USED IN OPERATING ACTIVITIES

NET LOSS                                            (166,969) $ (200,182)   $   (494,082)                            $

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    USED IN OPERATING ACTIVITIES
     Depreciation                                          -           -           6,835
     Loss on Disposal of Fixed Assets                      -       1,819           3,464
     Issuance of Common Stock For Services            37,500     138,444         181,944
     Gain on Settlement of Liabilities                     -     (13,600)        (13,600)

CHANGES IN OPERATING ASSETS & LIABILITIES
     (Increase) in Prepaid Expenses                     (361)          -            (361)
     Decrease (Increase) in Other Receivables             36         (36)              -
     (Decrease) Increase in Accounts Payable          (2,770)      6,908          20,614
     (Decrease) Increase in Accrued Expenses           5,363      (1,843)          8,166

                                                  -----------------------     -----------
     Total Cash Flow Used In Operating Activities   (127,202)    (68,490)       (287,019)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Fixed Assets                              -           -         (10,299)
                                                   ----------  ----------     -----------
     Total Cash Flow Used In Investing Activities          -           -         (10,299)

CASH FLOW FROM FINANCING ACTIVITIES
     Advances Under Loans From Shareholders           36,375      68,290         130,535
     Net Proceeds from Issuance of Common Stock      105,000           -         106,000
     Net Proceeds from Issuance of Preferred Stock         -           -          75,000

                                                  -----------------------     -----------
     Total Cash Flow Provided By Financing
        Activities                                   141,375      68,290         311,535

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS        14,174 $      (199)   $     14,217
                                                  -----------------------     -----------

Cash and Cash Equivalents at the beginning of the
   period                                                 44 $        50    $          -
                                                  -----------------------     -----------
Cash and Cash Equivalents at the end of the period    14,217 $        44    $     14,217
                                                  =======================     ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
     Cash paid for interest                                - $         -    $        207
                                                  =======================     ===========
     Cash paid for income tax                              - $         -    $          -
                                                  =======================     ===========



                         See accompanying Notes to Financial Statements.

                             ATOMIC PAINTBALL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           FOR THE TWELVE MONTHS ENDED
                           DECEMBER 31, 2007 AND 2006


1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - Atomic Paintball, Inc. ("the Company", "we" and/or "Atomic") is a development stage corporation incorporated on May 8, 2001 in the State of Texas, which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The website has not been developed at this time.

We largely exhausted our available funding during the year ended December 31, 2004 and were forced to reduce our operations to a subsistence level for much of the year ended December 31, 2004 and the year ended December 31, 2005. Subsequently, during the year ended December 31 2006, we were able to raise sufficient further interim funding and issue shares of our common stock as compensation to certain consultants to accelerate the implementation of our proposed business plan. However, so far we have been unable to raise the substantial additional funding required to fully implement our proposed business plan.

It is our current intention, within our existing level of interim funding, to continue to accelerate progress on the implementation of our proposed business while at the same time seeking to obtain a listing on the OTC Bulletin Board. We believe that a listing on the OTC Bulletin Board will enable us to raise sufficient new equity to fully implement our business plan, or alternatively, if we are unable to raise sufficient new equity to fully implement our business plan, once we have obtained a listing on the OTC Bulletin Board we will be able to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. There can be no assurance we will be able to successfully complete any of these proposed transactions.

At present, we have brought our financial books and records up to date, appointed a highly experienced paintball executive as our non-executive director, initiated an up date of our initial business plan to reflect recent developments within the paintball sector, appointed a consultant to seek potential acquisition targets within the paintball sector and intend to launch a website to sell paintball products shortly.

If we are successful in raising further equity financing, we plan to establish corporate offices, hire senior management, conduct feasibility studies for real estate acquisitions for paintball locations, purchase land and equipment for operating paintball parks, purchase inventory for resale and develop our website for marketing our paintball games and miscellaneous services via the Internet. We will consider acquiring existing underperforming paintball parks where we can create value through new capital expenditure and the application of state of the art marketing and operating disciplines. We will also consider acquiring existing, established, profitable paintball parks as a means of establishing rapidly a critical mass of profitable operations. We would need to raise substantial funds to complete this business plan and there can be no assurance that we will be able to raise sufficient equity to fund our strategy.

Significant Accounting Policies

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Property and Equipment -- Property and equipment are recorded at cost. Depreciation is provided using the straight line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement.

The  useful  lives  of  property  and   equipment   for  purposes  of  computing
depreciation are:

                  Leasehold Improvements             1 year
                  Equipment                          7 years
                  Computer Equipment                 5 years

Expenditures for maintenance and repairs are charged to operations as incurred, while betterments that extend the useful lives of the assets are capitalized. Assets held by the Company are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful.

Impairment of Long-Lived and Intangible Assets -- In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required.

Financial Instruments -- The estimated fair values for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of notes receivable, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

Income Taxes - We account fro income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax base of assets and liabilities using enacted tax rates in effect fro the year in which the differences are expected to reverse.

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the years ended December 31, 2007 and 2006.

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities.

There were no differences between our comprehensive loss and net loss during the years ended December 31, 2007 and 2006.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for during the years ended December 31, 2007 and 2006 as we had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

Stock-Based Compensation -- As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Use of Estimates -- The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

Recently Issued Accounting Pronouncements--

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We does not believe that the adoption of FASB Statement No. 155 will have a material impact on our financial conditions or results of operation

In March 2006, the Financial Accounting Standards Board (`FASB') issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, that accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting, because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments Is the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We do not believe that the adoption of FASB Statement No. 156 will have a material impact on our financial conditions or results of operation.

In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that FIN No. 48 should not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe that SFAS No. 158 should not have a material impact on our financial position or results of operations.

In  September  2006,  the  SEC  issued  Staff   Accounting   Bulletin  No.  108,
"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statements and related financial statement disclosure using both the rollover approach and the iron curtain approach. The requirements of SAB 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. SFAS No. 158 has not had a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the minimum accounting and disclosure requirements of uncertain tax positions. FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal periods beginning after December 15, 2006. We believe that FIN 48 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160". SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

2.       GOING CONCERN AND LIQUIDITY:

At December 31, 2007, we had total assets of $14,417 consisting mainly of cash, no operating business or other source of income, outstanding liabilities totaling $71,869 and a stockholder' deficit of $57,291.

In our financial statements for the years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2007 and 2006, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2007, we had a working capital deficit of $57,291 and reported an accumulated deficit of $494,082.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed

During the year ended December 31, 2007, we raised $105,000 in cash through the private placement of 840,000 shares of our common stock at $0.125 per share. Mr. Perlmutter, a director of the Company, subscribed for 200,000 of these shares in exchange for $25,000. There can be no assurance that we will be able to secure additional financing on an ongoing basis.

Since his appointment on August 31, 2006 and through December 31, 2007, Mr. Cutler, our sole officer and a director, has made advances to us of $168,812 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2007, the Company owed Mr. Cutler $44,611. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

3. ACCOUNTS PAYABLE

The balances of Accounts Payable at December 31, 2007 and 2006, represent liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities.

In September 2006, we negotiated the full write off of liabilities with a carrying value of $13,600 and converted a liability of $768 into 17,189 shares of our common stock.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet

4. ACCRUED EXPENSES

The balances of Accrued Expenses at December 31, 2007, and 2006, represents accrued interest on loan notes provided to us by certain of our shareholders.

5.  LOANS FROM SHAREHOLDERS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July of 2002, to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.


In July 2004, one of our Series A Convertible Preferred Shareholders advanced to us $7,500 by way of loan note. Interest at 8% was accrued on the loan note until September 2006 when the principal balance and accrued interest was converted into 281,459 shares of our common stock.

Since his appointment on August 31, 2006 and through December 31, 2007, Mr. Cutler, our sole officer and a director, has made advances to us of $168,812 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2007, the Company owed Mr. Cutler $44,611. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

6. RELATED PARTY TRANSACTIONS

In August 2006, Mr. Armstrong appointed David J. Cutler as a new director and then resigned as a director and officer of the Company. Mr. Cutler to undertook to use his best efforts to accelerate the implementation of our business plan, settle our outstanding liabilities, bring our financial statements up to date, seek a listing for us on the OTC Bulletin Board, raise new equity and recruit a senior management team that would fully implement our proposed business plan. If we were to be unable to raise sufficient funds to grow our business organically but were able to obtain a listing on the OTC Bulletin Board the intention was to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. There could be no assurance that this sequence of events could be successfully completed. In return for accepting his appointment with us, Mr. Cutler was issued with 2,530,376 shares of our common stock, valued at $108444, making him our controlling shareholder.

On August 31, 2006, Mr. Armstrong, our former director, was issued 250,000 shares of our common stock as compensation for his services as a director.

In September 2006, one of our founding shareholders and a former officer of ours, Alton K. Smith, was issued 17,918 shares of our common stock as payment for $768 expenses he had incurred on our behalf.

In September 2006, one of our existing preferred shareholders was issued with 281,459 shares of our common stock as payment for a loan and accrued interest of $12,063 which he had made to us.

In December 2006, we issued:

     -    100,000   shares  of  our  common   stock  to  one  of  our   existing
          shareholders, J. H. Brech, LLC., to seek out potential acquisitions for us within the paintball sector

     - 50,000 shares of our common stock to both Mark A. Armstrong, a former director of ours, and Charles E Webb, an existing shareholder of ours, for their assistance in bringing our affairs up to date and progressing implementation of our business strategy,

     - 697,674 shares of our common stock to Mr. Cutler, our Chief Executive Officer and director, to convert $30,000 of the debt he had provided to us into equity, and

     - 100,000 shares of our common stock to Mr. Perlmutter as consideration for his appointment as a non-executive director.

In March 2007, Mr. Cutler, our Chief Executive Officer and a director, converted a further $30,000 of the debt for advances he had provided to us into 697,674 shares of our common stock.

In May 2007, Mr. Perlmutter, our non-executive director, subscribed for 200,000 shares of our common stock at a price of $0.125 per share for total consideration of $25,000.

During the year ended December 31, 2007, Mr. Perlmutter, our non-executive director, was issued 300,000 shares of common, valued at $37,500, for his services to us as a non-executive director

Barbara J. Smith, formerly an officer, director and currently a shareholder of the Company, loaned a total of $10,900 between April and July of 2002 to the Company, to pay for further research and development and for general corporate overhead. The note bore interest at an annual rate of 6.5% and was repayable in full in July 15, 2004. The note was convertible into shares of our common stock at $0.125 per share. This loan has not been repaid and Mrs. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.

Since his appointment on August 31, 2006 and through December 31, 2007, Mr. Cutler, our sole officer and a director, has made advances to us of $168,812 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2007, the Company owed Mr. Cutler $44,611. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

7.  STOCKHOLDERS' DEFICIT:

Preferred Stock

In October 2003, our Board of Directors adopted a resolution to authorize the issuance (in series) of up to 2,000,000 shares of preferred stock with no par value. Our board of directors may determine to issue shares of our preferred stock. If done, the preferred stock may be created and issued in one or more series and with such designations, rights, preference and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If preferred stock is issued and we are subsequently liquidated or dissolved, the preferred stock would be entitled to our assets, to the exclusion of the common stockholders, to the full extent of the preferred stockholders' interest in us.

Beginning in October 2003, we conducted a private offering of 800,000 shares of Series A Convertible Preferred Stock of Atomic Paintball at a purchase price of $0.25 per share. These shares were offered and sold to a limited number of accredited investors, without public solicitation. A total of eight individuals purchased shares from us for a total of $75,000. The offering was completed on February 15, 2004. The federal exemption we relied upon in issuing these securities was Rule 506 under of the Securities Act. The Rule 506 exemption was available to us because we did not publicly solicit any investment in us. We also gave all of these investors the opportunity to ask questions of and receive answers from us as to all aspects of our business as well as access to such information as they deemed necessary to fully evaluate an investment in us.

The Series A Convertible Preferred Stock ("Series A Preferred") has no par value and has a liquidation preference of $0.25 per share. The Series A Preferred is convertible into shares of our common stock at a conversion rate of 2:1, and will automatically convert into common stock upon the effectiveness of any registration statement filed by us with the Securities and Exchange Commission.

During October and November of 2003, we issued 116,000 shares of Series A Convertible Preferred Stock for $29,000.

During January and February 2004, we initially issued a total of 284,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $71,000 although we were subsequently forced to cancel 100,000 of these shares for non payment and consequently the final issuance was for 184,000 shares of Series A Convertible Preferred Stock with an aggregate purchase price of $46,000.

During September 2006, shareholders holding 112,000 of our Series A Convertible Preferred Shares converted these Convertible Preferred Shares into 224,000 shares of our common stock.

During January and February 2007, shareholders holding 180,000 of our Series A Convertible Preferred Shares converted these Convertible Preferred Shares into 360,000 shares of our common stock.

In December 2007,  following our registration  statement  pursuant to Section 12
(g) of the  Securities  Exchange  Act of 1934,  being  declared  effective,  the remaining 8,000 shares of our Series A Convertible Preferred Shares automatically converted into 16,000 shares of our common stock.

Common Stock

We are authorized to issue 10,000,000 shares of common stock, no par value per share. The holders of common stock are entitled to one vote per share for the election of directors and with respect to all other matters submitted to a vote of stockholders. Shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such shares voting for the election of directors can elect 100% of the directors if they choose to do so. Our common stock does not have preemptive rights, meaning that our common shareholders' ownership interest would be diluted if additional shares of common stock are subsequently issued and the existing shareholders are not granted the right, in the discretion of the Board of Directors, to maintain their ownership interest in us.

Upon any liquidation, dissolution or winding-up of us, our assets, after the payment of debts and liabilities and any liquidation preferences of, and unpaid dividends on, any class of preferred stock then outstanding, will be distributed pro-rata to the holders of the common stock. The holders of the common stock do not have preemptive or conversion rights to subscribe for any of our securities and have no right to require us to redeem or purchase their shares.

The holders of common stock are entitled to share equally in dividends, if and when declared by our Board of Directors, out of funds legally available therefore, subject to the priorities given to any class of preferred stock which may be issued.

In August 2006, we issued 2,530,376 shares of our common stock to Mr. Cutler for accepting his appointment with us as a director making him the Company's controlling shareholder.

Effective August 31, 2006, Mr. Armstrong, our former director, was issued 250,000 shares of our common stock as compensation for his services as a director.

During September 2006, creditors with outstanding liabilities totaling approximately $14,000 agreed to accept approximately 324,000 shares of our common stock in full and final settlement of their outstanding liabilities and shareholders holding 112,000 of our Series A Convertible Preferred Shares converted these Convertible Preferred Shares into 224,000 shares of our common stock.

In December 2006, we issued:

      - 100,000 shares to each of two consultants (200,000 shares in total) we appointed, one to update our existing business plan to reflect current developments within the paintball sector and the second to seek out potential acquisitions for us within the paintball sector;

     - 50,000 shares of our common stock to each of three consultants (150,000 shares in total) who assisted us in bringing our affairs up to date and progressing the implementation of our business strategy;

     - 697,674 shares of our common stock to Mr. Cutler, our Chief Executive Officer and director, to convert $30,000 of the debt he had provided to us into equity;

     - 100,000 shares of our common stock as consideration to Mr. Perlmutter for his appointment as a non-executive director.

In January and February 2007, shareholders holding 180,000 of our Series A Convertible Preferred Shares converted these Convertible Preferred Shares into 360,000 shares of our common stock.

In March 2007, we issued a further 697,674 shares of our common stock to Mr. Cutler, our Chief Executive Officer and director, to convert a further $30,000 of the debt for advances he had provided to us into equity.

In April and May 2007, we issued 800,000 shares of our common stock at $0.125 per share for total cash consideration of $100,000. Mr. Perlmutter, our non-executive director, subscribed for 200,000 of these shares for total consideration of $25,000.

In November 2007, we issued a further 40,000 shares of our common stock at $0.125 per share for total consideration of $5,000 to an accredited investor and 300,000 shares of our common stock, valued at $0.125 per share or $37,500, as remuneration to our non-executive director Mr. Perlmutter.

In December 2007, following our registration pursuant to Section 12 (g) of the Securities Exchange Act of 1934 the remaining 8,000 shares of our Series A Convertible Preferred Shares automatically converted into 16,000 shares of our common stock.

Stock Options

On October 21, 2003, we adopted a stock purchase plan entitled "2003 Stock Incentive Plan" to attract and retain selected directors, officers, employees and consultants to participate in our long-term success and growth through an equity interest in us. We have been authorized to make available up to 2,000,000 shares of our common stock for grant as part of the long term incentive plan.

No stock options were issued or outstanding during the years ended December 31, 2007 and 2006.

8. COMMITMENTS AND CONTINGENCIES:

No legal proceedings are pending or threatened to the best of our knowledge.

9. INCOME TAX

We have recognized losses since our Inception (May 8, 2001) through December 31, 2007 and therefore have not been subject to federal or state income taxes. We have accumulated tax losses available for carry forward of approximately $494,000. The carry forward is subject to examination by the tax authorities and expires at various dates through the year 2030. The Tax Reform Act of 1986 contains provisions that limits the Net Loss Carry Forwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently, following the issue of 55.1% of our total authorized and issued share capital in August 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of Section 382 of the Internal Revenue Code.

10. SUBSEQUENT EVENTS

None.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ATOMIC PAINTBALL, INC.


Date: April 2, 2008                        By: /s/ DAVID J. CUTLER
                                               --------------------------
                                                      David J. Cutler
                                                      Chief Executive Officer, &
                                                      Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                     TITLE                          DATE


 /s/ David J. Cutler           Chief Executive Officer,        April 2, 2008
                               Chief Financial Officer &
                               Director
                               (Principal Financial and
                               Accounting Officer)

 /s/ Jeffrey L Perlmutter      Director                        March 28, 2008