Form 10-Q
period 2008-03-31
ATOMIC PAINTBALL INC
filed 2008-05-15
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-52856

                             ATOMIC PAINTBALL, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                  75-2942917
                  -----                                  ----------
      (State of Incorporation)                     (IRS Employer ID Number)


           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO, 80211
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                  303-380-2282
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                            Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 9, 2008, there were 7,488,804 shares of the registrant's common stock, no par value, issued and outstanding.

                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   Page
                                                                            ----

Balance Sheet - March 31, 2008 and December 31, 2007                          3

Statement of Operations  - Three months ended  March 31, 2008 and 2007
and for the period from inception (May 8, 2001) through March 31, 2008        4

Statement of Cash Flows - Three months ended March 31, 2008 and 2007
and for the period from inception (May 8, 2001) through March 31, 2008        5

Notes to Financial Statements                                                 6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4. Controls and Procedures                                              19

Item 4T.  Controls and Procedures                                            19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits                                                            19

SIGNATURES                                                                   20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                         BALANCE SHEETS

                                                                                                 MARCH 31,      DECEMBER 31,
                                                                                                   2008             2007
                                                                                                (Unaudted)        (Audited)
                                                                                            ------------       ------------
                              ASSETS

Current Assets

      Cash & Cash Equivalents                                                             $      13,213      $      14,217
      Prepaid Expenses                                                                                -                361

                                                                                            ------------       ------------
                  Total Current Assets                                                           13,213             14,578

                                                                                            ------------       ------------
      TOTAL ASSETS                                                                        $      13,213      $      14,578
                                                                                            ============       ============

                              LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                    $      28,044      $       7,014
      Accrued Expenses                                                                           11,008              8,166
      Loans from Shareholders                                                                    75,789             56,689
                                                                                            ------------       ------------
                  Total Liabilities, all current                                                114,841             71,869
                                                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' (DEFICIT)

      Preferred Stock, no par value: 2,000,000 shares authorized
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized                   -                  -
        no shares issued and outstanding as at March 31, 2008 and December 31, 2007 respectively, with a $0.25 per share liquidation preference'

      Common Stock, no par value: 10,000,000 shares authorized,                                 436,790            436,790
        7,488,804 shares issued and outstanding as at March 31, 2008 and
        December 31, 2007, respectively

      Deficit accumulated during the development stage.                                        (538,419)          (494,082)

                                                                                            ------------       ------------
                  Total Stockholders' Deficit                                                  (101,628)           (57,291)

                                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $      13,213      $      14,578
                                                                                            ============       ============

                         See accompanying Notes to Financial Statements.

                                                3


                                   ATOMIC PAINTBALL, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                                                     FROM INCEPTION
                                                     THREE MONTHS ENDED               (May 8, 2001)
                                                          MARCH 31,                 THROUGH MARCH 31,
                                                   2008              2007                 2008

                                           ------------------   ---------------     -----------------
OPERATING EXPENSES

      General and Administrative           $          43,303  $         66,174    $          530,718
      Depreciation and amortization                        -                 -                 6,835
      Gain on Settlement of Liabilities                    -                 -               (13,600)

                                           ------------------   ---------------     -----------------
      Total Operating Expenses                        43,303            66,174               523,953

OPERATING LOSS                                       (43,303)          (66,174)             (523,953)

OTHER INCOME (EXPENSE)
      Interest Expense                                (1,035)           (1,574)              (14,466)

                                           ------------------   ---------------     -----------------
Net Loss before Income Taxes                         (44,337)          (67,747)             (538,419)

Income tax expense                                         -                 -                     -

                                           ------------------   ---------------     -----------------
NET LOSS                                   $         (44,337) $        (67,747)   $         (538,419)
                                           ==================   ===============     =================

NET LOSS PER COMMON SHARE

      Basic & Diluted                                 ($0.01)           ($0.01)               ($0.26)
                                           ==================   ===============     =================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                              7,488,804         5,563,789             2,095,853
                                           ==================   ===============     =================


                      See accompanying Notes to Financial Statements.

                                             4


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF CASH FLOWS
                                          (Unaudited)


                                                                                                     FROM INCEPTION
                                                                       THREE MONTHS ENDED            (May 8, 2001)
                                                                            MARCH 31,               THROUGH MARCH 31,
                                                                       2008           2007                2008

                                                                 ---------------------------------------------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS                                                         $      (44,337) $     (67,747)    $       (538,419)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Depreciation                                                            -              -                6,835
      Loss on Disposal of Fixed Assets                                        -              -                3,464
      Issuance of Common Stock For Services                                   -              -              181,944
      Gain on Settlement of Liabilities                                       -              -              (13,600)

CHANGES IN OPERATING ASSETS & LIABILITIES
      Decrease in Prepaid Expenses                                          361              -                    -
      Decrease in Other Receivables                                           -             36                    -
      Increase (Decrease) in Accounts Payable                            21,030           (733)              41,644
      Increase in Accrued Expenses                                        2,842          1,451               11,008

                                                                 ------------------------------      ---------------
      Total Cash Flow Used In Operating Activities                      (20,104)       (66,994)            (307,124)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                                -              -              (10,299)
                                                                   -------------  -------------      ---------------
      Total Cash Flow Used In Investing Activities                            -              -              (10,299)


CASH FLOW FROM FINANCING ACTIVITIES
      Advances Under Loans From Shareholders                             19,100         66,959              149,635
      Net Proceeds from Issuance of Common Stock Stock                        -              -              106,000
      Net Proceeds from Issuance of Preferred Stock                           -              -               75,000

                                                                   -------------  -------------      ---------------
      Total Cash Flow Provided By Financing Activities                   19,100         66,959              330,635

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS               $       (1,004) $         (34)    $         13,213
                                                                   =============  =============      ===============

Cash and Cash Equivalents at the beginning of the period         $       14,217  $          44     $              -
                                                                   =============  =============      ===============
Cash and Cash Equivalents at the end of the period               $       13,213  $          10     $         13,213
                                                                   =============  =============      ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                           $            -  $           -     $            207
                                                                   =============  =============      ===============
Cash paid for income tax                                         $            -  $           -     $              -
                                                                   =============  =============      ===============



                         See accompanying Notes to Financial Statements.

                                                5

                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2008

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - Atomic Paintball, Inc., is a development stage corporation incorporated on May 8, 2001 in the State of Texas, which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The website has not been developed at this time.

We largely exhausted our available funding during the year ended December 31, 2004 and were forced to reduce our operations to a subsistence level for much of the year ended December 31, 2004 and the year ended December 31, 2005.

Subsequently, during the years ended December 31 2007 and 2006, we were able to raise sufficient interim funding and issue shares of our common stock as compensation to certain consultants to accelerate the implementation of our proposed business plan. However, so far we have been unable to raise the substantial additional funding required to fully implement our proposed business plan.

On October 11, 2007, we filed a Form 10-SB12G with the Securities and Exchange Commission (SEC) seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective on December 10, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. No response has been received from FINRA to date. There can be no assurance we will be successful in this application.

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

At present, we have brought our financial books and records up to date, become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, appointed a highly experienced paintball executive as our non-executive director, initiated an up date of our initial business plan to reflect recent developments within the paintball sector, appointed a consultant to seek potential acquisition targets within the paintball sector and intend to launch a website to sell paintball products shortly.

If we are successful in raising further equity finance we plan to establish corporate offices, hire senior management, conduct feasibility studies for real estate acquisitions for paintball locations, purchase land and equipment for operating paintball parks, purchase inventory for resale and develop our website for marketing our paintball games and miscellaneous services via the Internet. We will consider acquiring existing underperforming paintball parks where we can create value through new capital expenditure and the application of state of the art marketing and operating disciplines. We will also consider acquiring existing, established, profitable paintball parks as a means of establishing rapidly a critical mass of profitable operations. We would need to raise substantial funds to complete this business plan and there can be no assurance that we will be able to raise sufficient equity to fund our strategy.

Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Atomic Paintball, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the SEC.

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

Income Taxes -- We account for income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statements and tax base of assets and liabilities using enacted tax rates in effect fro the year in which the differences are expected to reverse.

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the three months ended March 31, 2008 and 2007 or during the period from inception (May 8, 2001) through March 31, 2008.

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

There were no differences between our comprehensive loss and net loss during the three months ended March 31, 2008 and 2007 or during the period from inception (May 8, 2001) through March 31, 2008.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three months ended March 31, 2008 and 2007 and during the period from inception (May 8, 2001) through March 31, 2008 we have had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

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

Recently Issued Accounting Pronouncements-- In February 2007, the Financail Accounting Standard Board (FASB) issued Statement of Financial Accounting
Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its consolidated results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. The Company does not expect that the adoption of FAS No. 161 will have a material effect on its consolidated results of operations or financial condition.

2.       GOING CONCERN AND LIQUIDITY:

At March 31, 2008, we had total assets of $13,213 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $114,841 and a stockholder' deficit of $101,628.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2008, we had a working capital deficit of $101,628 and reported an accumulated deficit of $538,419.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed.

During the year ended December 31, 2007, we raised $105,000 in cash through the private placement of 840,000 shares of our common stock at $0.125 per share. Mr. Perlmutter, a director of the Company, subscribed for 200,000 of these shares in exchange for $25,000. There can be no assurance that we will be able to secure additional financing on an ongoing basis.

Since his appointment on August 31, 2006 and through March 31, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $118,711 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At March 31, 2008, the Company owed Mr. Cutler $58,711. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

3. ACCOUNTS PAYABLE

The balances of accounts payable as at March 31, 2008 and December 31, 2007, include certain liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet

4. ACCRUED EXPENSES

The balances of accrued expenses at March 31, 2008 and December 31, 2007, represents accrued interest on loan notes provided to us by certain of our existing shareholders or former shareholders.

5.       LOANS FROM SHAREHOLDERS

Barbara J. Smith, formerly an officer, director and a shareholder of the Company loaned us a total of $10,900 between April and July of 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5%, was repayable in full in July 15, 2004. The loan was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.

Since his appointment on August 31, 2006 and through March 31, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $118,711 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At March 31, 2008, the Company owed Mr. Cutler $58,711. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

6. RELATED PARTY TRANSACTIONS

In March 2007, Mr. Cutler, our Chief Executive Officer and a director, converted $30,000 of the debt for advances he had provided to us into 697,674 shares of our common stock.

Barbara J. Smith, formerly an officer, director and a shareholder of the Company loaned a total of $10,900 between April and July of 2002 to the Company, to pay for further research and development and for general corporate overhead. The note bore interest at an annual rate of 6.5% and was repayable in full in July 15, 2004. The note was convertible into shares of our common stock at $0.125 per share. This loan has not been repaid and Mrs. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.

Since his appointment on August 31, 2006 and through March 31, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $118,711 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At March 31, 2008, the Company owed Mr. Cutler $58,711. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

7.  STOCKHOLDERS' DEFICIT:

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

In March 2007, we issued a further 697,674 shares of our common stock to Mr. Cutler, our Chief Executive Officer and director, to convert $30,000 of the debt for advances he had provided to us into equity.


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

No stock options were issued or outstanding during the three months ended March 31, 2008 or the year ended December 31, 2007.

8. COMMITMENTS AND CONTINGENCIES:

No legal proceedings are pending or threatened to the best of our knowledge.

9. INCOME TAX

We have had losses since our Inception (May 8, 2001) through December 31, 2007 and therefore have not been subject to federal or state income taxes. We have accumulated tax losses available for carry forward of approximately $494,000. The carry forward is subject to examination by the tax authorities and expires at various dates through the year 2030. The Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue of 55.1% of our total authorized and issued share capital in August 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

10. SUBSEQUENT EVENTS

In May 2008, Pennaluna & Co, a broker dealer, submitted a new Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. No response has been received from FINRA to date. There can be no assurance we will be successful in this application.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise sufficient debt or equity financing to fund on going operations and fully implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insurance against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, successfully achieve a listing on the OTC Bulletin Board, or be able to identify and successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock. . You are urged to carefully consider these factors, as well as other information contained in this Quarterly Report on Form 10-Q and in our other periodic reports and documents filed with the SEC.

OVERVIEW

We are a development stage corporation, incorporated on May 8, 2001 in the State of Texas, which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The website has not been developed at this time.

We exhausted our available funding during the year ended December 31, 2004 and were forced to reduce our operations to a subsistence level for much of the year ended December 31, 2004 and the year ended December 31, 2005. Subsequently, during the years ended December 31 2007 and 2006, we were able to raise sufficient further interim funding and issue shares of our common stock as compensation to certain consultants to accelerate the implementation of our proposed business plan. However, so far we have been unable to raise the additional funding required to fully implement our proposed business plan.

On October 11, 2007, we filed a Form 10-SB12G with the Securities and Exchange Commission (SEC) seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective on December 10, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. No response has been received from FINRA to date. There can be no assurance we will be successful in this application.

It is our current intention, within our existing level of funding, to continue to accelerate progress on the implementation of our proposed business while at the same time seeking to obtain a listing on the OTC Bulletin Board. We believe that a listing on the OTC Bulletin Board will enable us to raise sufficient new equity to fully implement our business plan, or alternatively, if we are unable to raise sufficient new equity to fully implement our business plan, once we have obtained a listing on the OTC Bulletin Board we will be able to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. There can be no assurance we will be able to successfully complete any of these proposed transactions.

At present, we have brought our financial books and records up to date, become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934, appointed a highly experienced paintball executive as our non-executive director, initiated an up date of our initial business plan to reflect recent developments within the paintball sector, appointed a consultant to seek potential acquisition targets within the paintball sector and intend to launch a website to sell paintball products shortly.

If we are successful in raising further equity finance we plan to establish corporate offices, hire senior management, conduct feasibility studies for real estate acquisitions for paintball locations, purchase land and equipment for operating paintball parks, purchase inventory for resale and develop our website for marketing our paintball games and miscellaneous services via the Internet. We will consider acquiring existing underperforming paintball parks where we can create value through new capital expenditure and the application of state of the art marketing and operating disciplines. We will also consider acquiring existing, established, profitable paintball parks as a means of establishing rapidly a critical mass of profitable operations. We would need to raise substantial funds to complete this business plan and there can be no assurance that we will be able to raise sufficient equity to fund our strategy.

PLAN OF OPERATIONS

We intend to attempt to raise $250,000 in an initial private placement during 2008 to fund our business plan.

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

There can be no assurance we will be able to raise sufficient debt or equity financing to fund ongoing operations and implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insurance against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, successfully achieve a listing on the OTC Bulletin Board, be able to identify or successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock, or that any stockholder will realize any return on their shares after any such transactions have been completed.

Liquidity and Capital Resources

At March 31, 2008, we had total assets of $13,213 consisting solely of cash, no operating business or other source of income, total liabilities of $114,841, all current, and a stockholder' deficit of $101,628.

In our financial statements for the years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the the three months ended March 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2008, we had a working capital deficit of $101,628 and reported an accumulated deficit of $538,419.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed.

Since his appointment on August 31, 2006 and through March 31, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $118,711 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At March 31, 2008, the Company owed Mr. Cutler $58,711. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

During the three months ended March 31, 2008 and 2007, the Company did not recognize any revenues from its minimal operations.

General and Administrative Expenses

During the three months ended March 31, 2008, we incurred $43,303 in general and administrative expenses compared to $66,174 in the three months ended March 31, 2007, a decrease of $22,871.

During the three months ended March 31, 2007, we incurred substantial consulting and professional fees in bringing our affairs up to date as no financial statements had been produced since December 2003. By the three months ended March 31, 2008, our affairs were once again current and no additional costs were required in respect of prior periods.

Interest Expense

We recognized an interest expense of $1,035 during the three months ended March 31, 2008, compared to $1,574 during the three months ended March 31, 2007, an increase of $539. This interest expense relates to the interest accrued on the loan made to us by certain of our officers and shareholders.

Provision for Income Taxes

No provision for income taxes was required during the three months ended March 31, 2008 or 2007, as we generated tax losses in both periods.

Net Loss and Comprehensive Loss

During the three months ended March 31, 2008, we recognized a net loss of $44,337 compared to a net loss of $67,747 during the three months ended March 31, 2007, a decrease of $23,410 due to the factors discussed above.

The comprehensive loss was identical to the net loss during both the three months ended March 31, 2008 and 2007.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

At March 31, 2008, we had total assets of $13,213 consisting solely of cash, no operating business or other source of income, total liabilities, all current, of $114,841 and a stockholder' deficit of $101,628.

Net cash used in operations in the three months ended March 31, 2008 was $20,104 compared to $66,994 in the three months ended March 31, 2007. In the three months ended March 31, 2008, our net lossrs, without any need for adjustment for non-cash items, resulted in a negative cash flow of $44,337, which was partially offset by a positive cash flow of $24,233 generated from the net movement in our operating assets and liabilities. This compares with net losses, without any need for adjustment for non-cash items, of $67,747 in the three months ended March 31, 2007, which was partially offset by a positive cash flow of $753 generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the three months ended March 31, 2008 or 2007.

Net cash provided by financing activities during the three months ended March 31, 2008, was $19,100 compared to $66,959 net cash provided by financing activities during the three months ended March 31, 2007, a decrease $47,859. The decrease was due to reduced funding required to be provided to us through loans from our shareholders.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

ITEM 4T. CONTROLS AND PROCEDURES

There have been no changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the issuer's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

No legal proceedings are pending or threatened to the best of our knowledge.

ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2008 through March 31, 2008, the Company did not make any sales or issuances of its unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under the terms of a loan note with a former officer, director and a shareholder of the Company as described in Note 5 Loan from Shareholders in the Notes to Financial Statements above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32     Certification  of Principal  Executive  Officer  pursuant to
                    Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ATOMIC PAINTBALL, INC.


Date: May 14, 2008                         By: /s/ DAVID J. CUTLER
                                               ---------------------------
                                               David J Cutler
                                               Chief Executive Officer, &
                                               Chief Financial Officer