Form 10KSB/A
period 2007-12-31
ATOMIC PAINTBALL INC
filed 2008-08-08
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================


                                  FORM 10-KSB/A
                                  AMENDMENT #1


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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]


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


In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. In FINRA's response to the Form 15c-211 that was filed on our behalf, FINRA took the position that, under their own interpretation of what constitutes a "shell" company as opposed to a "development" stage company, we constitute a "shell" company rather than a "development" stage company. Accordingly FINRA instructed us to re-file our previous filings with the SEC with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Our management is in no doubt that we were, and are, a development stage company as defined by Statement of Financial Accounting Standards No 7 "Accounting and Reporting by Development Stage Enterprises." Our management's belief that we were, and are, a development stage company is supported by current SEC guidelines, our auditors and our outside legal counsel. At the same time, our management recognizes FINRA's right to apply its own definition to this issue. Accordingly in accordance with FINRA instructions, this Form 10Q has is filed with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). In due course we shall submit amended filings for the Form 10SB/A filed on November 29, 2007, Form 10KSB filed on April 3, 2008 and Form 10Q on May 15, 2008 that similarly have the "box checked" on the first page to indicate we are a shell company. Amending our filings in this way, on the instruction of FINRA, in no way alters the fact that we have, and continue to, consistently pursue our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.


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

                                              ATOMIC PAINTBALL, INC.



Date: August 7, 2008                       By: /s/ DAVID J. CUTLER
                                               --------------------------
                                                      David J. Cutler
                                                      Chief Executive Officer, &
                                                      Chief Financial Officer


In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURE                     TITLE                          DATE



 /s/ David J. Cutler           Chief Executive Officer,        August 7, 2008
                               Chief Financial Officer &
                               Director
                               (Principal Financial and
                               Accounting Officer)

 /s/ Jeffrey L Perlmutter      Director                        August 8, 2008