Form 10-Q
period 2008-06-30
ATOMIC PAINTBALL INC
filed 2008-08-13
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

 [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-52856

                             ATOMIC PAINTBALL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

        TEXAS                                                75-2942917
        -----                                                ----------
(State of Incorporation)                              (IRS Employer ID Number)


           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO 80211
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  303-380-2282
                                  ------------
                         (Registrant's Telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 11, 2008, there were 7,488,804 shares of the registrant's common stock, no par value, issued and outstanding.


                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)                                          Page
                                                                                    ----

Balance Sheet - June 30, 2008 and December 31, 2007                                  3

Statement of  Operations - Three and six months ended June 30, 2008 and 2007 and
for the period from inception (May 8, 2001) through June 30, 2008                    4

Statement of Cash Flows - Six months ended June 30, 2008 and 2007
and for the period from inception (May 8, 2001) through June 30, 2008                5

Notes to Financial Statements                                                        6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 18
         Not Applicable
Item 4. Controls and Procedures                                                     19

Item 4T.  Controls and Procedures                                                   19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                          19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                19

Item 3.  Defaults Upon Senior Securities                                            19

Item 4.  Submission of Matters to a Vote of Security Holders                        19

Item 5.  Other Information                                                          19

Item 6.  Exhibits                                                                   19

SIGNATURES                                                                          20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                         BALANCE SHEETS

                                                                                             JUNE 30,           DECEMBER 31,
                                                                                               2008                2007
                                                                                            (Unaudited)          (Audited)
                              ASSETS
Current Assets

      Cash & Cash Equivalents                                                             $      12,035      $      14,217
      Prepaid Expenses                                                                                -                361

                                                                                            ------------       ------------
                  Total Current Assets                                                           12,035             14,578

                                                                                            ------------       ------------
      TOTAL ASSETS                                                                        $      12,035      $      14,578
                                                                                            ============       ============

                              LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                    $      35,046      $       7,014
      Accrued Expenses                                                                           10,770              8,166
      Loans from Shareholders                                                                    95,564             56,689

                                                                                            ------------       ------------
                  Total Liabilities, all current                                                141,380             71,869
                                                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT

      Preferred Stock, no par value: 2,000,000 shares authorized
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized                   -                  -
        no shares issued and outstanding as at June 30, 2008 and December 31, 2007 respectively, with a $0.25 per share liquidation preference

      Common Stock, no par value: 10,000,000 shares authorized,                                 436,790            436,790
        7,488,804 shares issued and outstanding as at June 30, 2008 and
        December 31, 2007, respectively

      Deficit accumulated during the development stage.                                        (566,135)          (494,082)

                                                                                            ------------       ------------
                  Total Stockholders' Deficit                                                  (129,345)           (57,291)

                                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $      12,035      $      14,578
                                                                                            ============       ============

                         See accompanying Notes to Financial Statements.

                                                3


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                                                   FROM INCEPTION
                                             THREE MONTHS ENDED          SIX MONTHS ENDED           (May 8, 2001)
                                                  JUNE 30,                   JUNE 30,              THROUGH JUNE 30,
                                            2008          2007          2008         2007               2008
                                       --------------  -------------------------  ------------       ------------
OPERATING EXPENSES

      General and Administrative       $      26,237 $      25,837 $     69,539 $      92,011      $     556,955
      Depreciation and amortization                -             -            -             -              6,835
      Gain on Settlement of Liabilities            -             -            -             -            (13,600)

                                       --------------  -------------------------  ------------       ------------
      Total Operating Expenses                26,237        25,837       69,539        92,011            550,190

OPERATING LOSS                               (26,237)      (25,837)     (69,539)      (92,011)          (550,190)

OTHER INCOME (EXPENSE)
      Interest Expense                        (1,480)       (1,150)      (2,514)       (2,724)           (15,946)

                                       --------------  -------------------------  ------------       ------------
Net Loss before Income Taxes                 (27,716)      (26,987)     (72,054)      (94,735)          (566,135)

Income tax expense                                 -             -            -             -                  -

                                       --------------  -------------------------  ------------       ------------
NET LOSS                               $     (27,716)$     (26,987)$    (72,054)$     (94,735)     $    (566,135)
                                       ==============  =========================  ============       ============

NET LOSS PER COMMON SHARE

      Basic & Diluted                         ($0.00)       ($0.00)      ($0.01)       ($0.02)
                                       ==============  =========================  ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                     7,488,804     6,899,837    7,488,804     6,235,504
                                       ==============  =========================  ============


                         See accompanying Notes to Financial Statements.

                                                4


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF CASH FLOWS
                                          (Unaudited)


                                                                                                     FROM INCEPTION
                                                                        SIX MONTHS ENDED              (May 8, 2001)
                                                                             JUNE 30,                THROUGH JUNE 30,
                                                                       2008           2007                2008

                                                                ---------------------------------------------------
CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS                                                         $      (72,054)$      (94,735)    $       (566,135)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Depreciation                                                            -              -                6,835
      Loss on Disposal of Fixed Assets                                        -              -                3,464
      Issuance of Common Stock For Services                                   -              -              181,944
      Gain on Settlement of Liabilities                                       -              -              (13,600)

CHANGES IN OPERATING ASSETS & LIABILITIES
      Decrease in Prepaid Expenses                                          361              -                    -
      Decrease in Other Receivables                                           -             36                    -
      Increase (Decrease) in Accounts Payable                            28,032         (3,535)              48,646
      Increase in Accrued Expenses                                        2,603          2,800               10,770

                                                                 ------------------------------      ---------------
      Total Cash Flow Used In Operating Activities                      (41,057)       (95,434)            (328,077)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                                -              -              (10,299)
                                                                   -------------  -------------      ---------------
      Total Cash Flow Used In Investing Activities                            -              -              (10,299)


CASH FLOW FROM FINANCING ACTIVITIES
      Advances Under Loans From Shareholders                             38,875         21,187              169,411
      Net Proceeds from Issuance of Common Stock Stock                        -        100,000              106,000
      Net Proceeds from Issuance of Preferred Stock                           -              -               75,000

                                                                   -------------  -------------      ---------------
      Total Cash Flow Provided By Financing Activities                   38,875        121,187              350,411

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS               $       (2,182)$       25,753     $         12,035
                                                                   =============  =============      ===============

Cash and Cash Equivalents at the beginning of the period         $       14,217 $           44     $              -
                                                                   =============  =============      ===============
Cash and Cash Equivalents at the end of the period               $       12,035 $       25,797     $         12,035
                                                                   =============  =============      ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                           $            - $            -     $            207
                                                                   =============  =============      ===============
Cash paid for income tax                                         $            - $            -     $              -
                                                                   =============  =============      ===============



                         See accompanying Notes to Financial Statements.

                                                5

                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. In FINRA's response to the Form 15c-211 that was filed on our behalf, FINRA took the position that, under their own interpretation of what constitutes a "shell" company as opposed to a "development" stage company, we constitute a "shell" company rather than a "development" stage company. Accordingly FINRA instructed us to re-file our previous filings with the SEC with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Our management is in no doubt that we were, and are, a development stage company as defined by Statement of Financial Accounting Standards No 7 "Accounting and Reporting by Development Stage Enterprises". Our management's belief that we were, and are, a development stage company is supported by current SEC guidelines, our auditors and our outside legal counsel. At the same time, our management recognizes FINRA's right to apply its own definition to this issue. Accordingly in accordance with FINRA instructions, this Form 10Q has is filed with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). In due course we shall submit amended filings for the Form 10SB/A filed on November 29, 2007, Form 10KSB filed on April 3, 2008 and Form 10Q on May 15, 2008 that similarly have the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Amending our filings in this way, on the instruction of FINRA, in no way alters the fact that we have, and continue to, consistently pursue our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.

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

Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Atomic Paintball, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the SEC.

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

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the three and six months ended June 30, 2008 and 2007 or during the period from inception (May 8, 2001) through June 30, 2008.

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

There were no differences between our comprehensive loss and net loss during the three and six months ended June 30, 2008 and 2007 or during the period from inception (May 8, 2001) through June 30, 2008.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three and six months ended June 30, 2008 and 2007 and during the period from inception (May 8, 2001) through June 30, 2008 we have had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

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

Recently Issued Accounting Pronouncements-- In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

2.       GOING CONCERN AND LIQUIDITY:

At June 30, 2008, we had total assets of $12,035 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $141,380 and a stockholder' deficit of $129,345.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three and six months ended June 30, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2008, we had a working capital deficit of $129,345 and reported an accumulated deficit of $566,135.

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

Since his appointment on August 31, 2006 and through June 30, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $143,486 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At June 30, 2008, the Company owed Mr. Cutler $83,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

3. ACCOUNTS PAYABLE

The balances of accounts payable as at June 30, 2008 and December 31, 2007, include certain liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet

4. ACCRUED EXPENSES

The balances of accrued expenses at June 30, 2008 and December 31, 2007, represents accrued interest on loan notes provided to us by certain of our existing shareholders or former shareholders.

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

Since his appointment on August 31, 2006 and through June 30, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $143,486 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At June 30, 2008, the Company owed Mr. Cutler $83,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis.

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

Since his appointment on August 31, 2006 and through June 30, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $143,486 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At June 30, 2008, the Company owed Mr. Cutler $83,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis.

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

In April and May 2007, we issued 800,000 shares of our common stock at a price of $0.125 per share for total consideration of $100,000 to a number of accredited investors. One of these investors was Mr. Perlmutter, our non-executive director, who subscribed for 200,000 shares of our common stock at a price of $0.125 per share for total consideration of $25,000.

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

No stock options were issued or outstanding during the three and six months ended June 20, 2008 or 2007.

8. COMMITMENTS AND CONTINGENCIES:

No legal proceedings are pending or threatened to the best of our knowledge.

9. INCOME TAX

We have had losses since our Inception (May 8, 2001) through June 30, 2008 and therefore have not been subject to federal or state income taxes. We have accumulated tax losses available for carry forward of approximately $566,000. The carry forward is subject to examination by the tax authorities and expires at various dates through the year 2030. The Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue of 55.1% of our total authorized and issued share capital in August 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

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

OVERVIEW

We are a development stage corporation, incorporated on May 8, 2001, in the State of Texas, which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The website has not been developed at this time.

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

In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. In FINRA's response to the Form 15c-211 that was filed on our behalf, FINRA took the position that, under their own interpretation of what constitutes a "shell" company as opposed to a "development" stage company, we constitute a "shell" company rather than a "development" stage company. Accordingly FINRA instructed us to re-file our previous filings with the SEC with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Our management is in no doubt that we were, and are, a development stage company as defined by Statement of Financial Accounting Standards No 7 "Accounting and Reporting by Development Stage Enterprises". Our management's belief that we were, and are, a development stage company is supported by current SEC guidelines, our auditors and our outside legal counsel. At the same time, our management recognizes FINRA's right to apply its own definition to this issue. Accordingly in accordance with FINRA instructions, this Form 10Q has is filed with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). In due course we shall submit amended filings for the Form 10SB/A filed on November 29, 2007, Form 10KSB filed on April 3, 2008 and Form 10Q on May 15, 2008 that similarly have the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Amending our filings in this way, on the instruction of FINRA, in no way alters the fact that we have, and continue to, consistently pursue our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.

It is our current intention, within our existing level of funding, to continue to accelerate progress on the implementation of our proposed business while at the same time seeking to obtain a listing on the OTC Bulletin Board. We believe that a listing on the OTC Bulletin Board will enable us to raise sufficient new equity to fully implement our business plan, or alternatively, if we are unable to raise sufficient new equity to fully implement our business plan, once we have obtained a listing on the OTC Bulletin Board we will be able to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. There can be no assurance we will be able to successfully complete these proposed transactions.

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

Liquidity and Capital Resources

At June 30, 2008, we had total assets of $12,035 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $141,380 and a stockholder' deficit of $129,345.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three and six months ended June 30, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2008, we had a working capital deficit of $129,345 and reported an accumulated deficit of $566,135.

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

Since his appointment on August 31, 2006 and through June 30, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $143,486 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At June 30, 2008, the Company owed Mr. Cutler $83,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2008  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2007

During the three months ended June 30, 2008 and 2007, the Company did not recognize any revenues from its operations.

General and Administrative Expenses

During the three months ended June 30, 2008, we incurred $26,237 in general and administrative expenses, broadly in line with the $25,837 we incurred in the three months ended June 30, 2007.

Interest Expense

We recognized an interest expense of $1,480 during the three months ended June 30, 2008, again broadly in line with the $1,150 we incurred during the three months ended June 30, 2007.This interest expense relates to the interest accrued on the loan made to us by certain of our officers and shareholders.

Provision for Income Taxes

No provision for income taxes was required during the three months ended June 30, 2008 or 2007, as we generated tax losses in both periods.

Net Loss and Comprehensive Loss

During the three months ended June 30, 2008, we recognized a net loss of $27,716 broadly in line with the net loss of $26,987 we incurred during the three months ended June 30, 2007,

The comprehensive loss was identical to the net loss during both the three months ended June 30, 2008 and 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

During the six months ended June 30, 2008 and 2007, the Company did not recognize any revenues from its operations.

General and Administrative Expenses

During the six months ended June 30, 2008, we incurred $69,539 in general and administrative expenses compared to $92,011 in the six months ended June 30, 2007, a decrease of $22,472.

During the six months ended June 30, 2007, we incurred substantial consulting and professional fees in bringing our affairs up to date as no financial statements had been produced since December 2003. By the six months ended June 30, 2008, our affairs were once again current and no additional costs were required in respect of prior periods.

Interest Expense

We recognized an interest expense of $2,514 during the six months ended June 30, 2008, broadly in line with the with the $2,724 we incurred during the six months ended June 30, 2007.This interest expense relates to the interest accrued on the loan made to us by certain of our officers and shareholders.

Provision for Income Taxes

No provision for income taxes was required during the six months ended June 30, 2008 or 2007, as we generated tax losses in both periods.

Net Loss and Comprehensive Loss

During the six months ended June 30, 2008, we recognized a net loss of $72,054 compared to a net loss of $94,735 during the six months ended June 30, 2007, a decrease of $22,681 due to the factors discussed above.

The comprehensive loss was identical to the net loss during both the six months ended June 30, 2008 and 2007.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

At June 30, 2008, we had total assets of $12,035 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $141,380 and a stockholder' deficit of $129,345.

Net cash used in operations in the six months ended June 30, 2008 was $41,057 compared to $95,434 in the six months ended June 30, 2007. In the six months ended June 30, 2008, our net losses, without any need for adjustment for non-cash items, resulted in a negative cash flow of $72,054, which was partially offset by a positive cash flow of $30,997 generated from the net movement in our operating assets and liabilities. This compares with net losses, without any need for adjustment for non-cash items, which resulted in negative cash flow of $57,235 in the six months ended June 30, 2007, and a negative cash flow of $301 generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the six months ended June 30, 2008 or 2007.

Net cash provided by financing activities during the six months ended June 30, 2008, was $38,875 compared to $121,187 net cash provided by financing activities during the six months ended June 30, 2007, a decrease $82,312. During the six months ended June 30, 2007 we issued 800,000 shares of our common stock at a price of $0.125 per share for total consideration of $100,000 to a number of accredited investors and we also received net loan finance of $21,187 from one of our directors. During the six months ended June 30, 2008 we received no equity funding and received net loan finance of $38,875 from one of our directors.

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

ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2008 through June 30, 2008, we did not issue any shares of common stock.

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

                                        ATOMIC PAINTBALL, INC.


Date: August 12, 2008                   By: /s/ DAVID J. CUTLER
                                            ----------------------------------
                                            David J Cutler
                                            Chief Executive Officer, &
                                            Chief Financial Officer