Form 10-Q
period 2008-09-30
ATOMIC PAINTBALL INC
filed 2008-11-13
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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


           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO 80211
         --------------------------------------------------------------
                    (Address of principal executive offices)

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

As of November 14, 2008, there were 7,488,804 shares of the registrant's common stock, no par value, issued and outstanding.


                             ATOMIC PAINTBALL, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

Balance Sheet - September 30, 2008 and December 31, 2007                                           3

Statement of  Operations  - Three and Nine months ended  September  30, 2008 and
    2007 and for the period from inception (May 8, 2001) through
   September 30, 2008                                                                              4

Statement of Cash Flows - Three and Nine  months  ended  September  30, 2008 and
    2007and for the period from inception (May 8, 2001) through
    September 30, 2008                                                                             5

Notes to Financial Statements                                                                      6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               18

Item 4. Controls and Procedures                                                                   19

Item 4T.  Controls and Procedures                                                                 19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              19

Item 3.  Defaults Upon Senior Securities                                                          19

Item 4.  Submission of Matters to a Vote of Security Holders                                      19

Item 5.  Other Information                                                                        19

Item 6.  Exhibits                                                                                 19

SIGNATURES                                                                                        20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                             ATOMIC PAINTBALL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                           SEPTEMBER 30,       DECEMBER 31,
                                                                                               2008               2007
                                                                                            (Unaudited)         (Audited)
                              ASSETS

Current Assets

      Cash & Cash Equivalents                                                             $       6,748      $      14,217
      Prepaid Expenses                                                                                -                361

                                                                                            ------------       ------------
                  Total Current Assets                                                            6,748             14,578

                                                                                            ------------       ------------
      TOTAL ASSETS                                                                        $       6,748      $      14,578
                                                                                            ============       ============

                              LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                    $      33,296      $       7,014
      Accrued Expenses                                                                           12,459              8,166
      Loans from Shareholders                                                                   110,564             56,689

                                                                                            ------------       ------------
                  Total Liabilities, all current                                                156,320             71,869
                                                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT

      Preferred Stock, no par value: 2,000,000 shares authorized
        Series A Convertible Preferred Stock, no par value; 400,000 shares authorized                 -                  -
          no shares issued and outstanding as at September 30, 2008 and
          December 31, 2007 respectively, with a $0.25 per share liquidation preference

      Common Stock, no par value: 10,000,000 shares authorized,                                 436,790            436,790
        7,488,804 shares issued and outstanding as at September 30, 2008 and
        December 31, 2007, respectively

      Deficit accumulated during the development stage.                                        (586,362)          (494,082)

                                                                                            ------------       ------------
                  Total Stockholders' Deficit                                                  (149,572)           (57,291)

                                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $       6,748      $      14,578
                                                                                            ============       ============

                         See accompanying Notes to Financial Statements.


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                                                   FROM INCEPTION
                                            THREE MONTHS ENDED        NINE MONTHS ENDED             (May 8, 2001)
                                              SEPTEMBER 30,              SEPTEMBER 30,          THROUGH SEPTEMBER 30,
                                           2008          2007          2008          2007                2008
                                      --------------  --------------------------  -----------       --------------

OPERATING EXPENSES

      General and Administrative      $      18,270 $      17,656 $      87,810 $    109,667        $     575,225
      Depreciation and amortization               -             -             -            -                6,835
      Gain on Settlement of Liabilities           -             -             -            -              (13,600)

                                      --------------  --------------------------  -----------         ------------
      Total Operating Expenses               18,270        17,656        87,810      109,667              568,460

OPERATING LOSS                              (18,270)      (17,656)      (87,810)    (109,667)            (568,460)

OTHER INCOME (EXPENSE)
      Interest Expense                       (1,956)         (749)       (4,471)      (3,473)             (17,902)

                                      --------------  --------------------------  -----------         ------------
Net Loss before Income Taxes                (20,227)      (18,405)      (92,281)    (113,139)            (586,362)

Income tax expense                                -             -             -            -                    -

                                      --------------  --------------------------  -----------         ------------
NET LOSS                              $     (20,227)$     (18,405)$     (92,281)$   (113,139)       $    (586,362)
                                      ==============  ==========================  ===========         ============

NET LOSS PER COMMON SHARE

      Basic & Diluted                        ($0.00)       ($0.00)       ($0.01)      ($0.02)              ($0.24)
                                      ==============  ==========================  ===========         ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                    7,488,804     7,132,804     7,488,804    6,537,891            2,463,966
                                      ==============  ==========================  ===========         ============


                         See accompanying Notes to Financial Statements.


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENT OF CASH FLOWS
                                          (Unaudited)


                                                                                                        FROM INCEPTION
                                                                        NINE MONTHS ENDED               (May 8, 2001)
                                                                          SEPTEMBER 30,              THROUGH SEPTEMBER 30,
                                                                       2008           2007                2008

                                                                 ---------------------------------------------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS                                                         $      (92,281)$     (113,139)    $       (586,362)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Depreciation                                                            -              -                6,835
      Loss on Disposal of Fixed Assets                                        -              -                3,464
      Issuance of Common Stock For Services                                   -              -              181,944
      Gain on Settlement of Liabilities                                       -              -              (13,600)

CHANGES IN OPERATING ASSETS & LIABILITIES
      Decrease in Prepaid Expenses                                          361              -                    -
      Decrease in Other Receivables                                           -             36                    -
      Increase (Decrease) in Accounts Payable                            26,282         (3,184)              46,896
      Increase in Accrued Expenses                                        4,293          4,472               12,459

                                                                 ------------------------------      ---------------
      Total Cash Flow Used In Operating Activities                      (61,344)      (111,816)            (348,364)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                                -              -              (10,299)
                                                                   -------------  -------------      ---------------
      Total Cash Flow Used In Investing Activities                            -              -              (10,299)


CASH FLOW FROM FINANCING ACTIVITIES
      Advances Under Loans From Shareholders                             53,875         33,375              184,411
      Net Proceeds from Issuance of Common Stock                              -        100,000              106,000
      Net Proceeds from Issuance of Preferred Stock                           -              -               75,000

                                                                   -------------  -------------      ---------------
      Total Cash Flow Provided By Financing Activities                   53,875        133,375              365,411

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS               $       (7,469)$       21,559     $          6,748
                                                                   =============  =============      ===============

Cash and Cash Equivalents at the beginning of the period         $       14,217 $           44     $              -
                                                                   =============  =============      ===============
Cash and Cash Equivalents at the end of the period               $        6,748 $       21,603     $          6,748
                                                                   =============  =============      ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                           $            - $            -     $            207
                                                                   =============  =============      ===============
Cash paid for income tax                                         $            - $            -     $              -
                                                                   =============  =============      ===============

                         See accompanying Notes to Financial Statements.

                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

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

In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. In FINRA's response to the Form 15c-211 that was filed on our behalf, FINRA took the position that, under their own interpretation of what constitutes a "shell" company as opposed to a "development" stage company, we constitute a "shell" company rather than a "development" stage company. Accordingly FINRA instructed us to re-file our previous filings with the SEC with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Our management is in no doubt that we were, and are, a development stage company as defined by Statement of Financial Accounting Standards No 7 "Accounting and Reporting by Development Stage Enterprises". Our management's belief that we were, and are, a development stage company is supported by current SEC guidelines, our auditors and our outside legal counsel. At the same time, our management recognizes FINRA's right to apply its own definition to this issue. Accordingly in accordance with FINRA instructions, this Form 10Q has is filed with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act) and we have submitted amended filings for the Form 10SB/A filed on November 29, 2007 and the Form 10KSB filed on April 3, 2008 that similarly have the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Amending our filings in this way, on the instruction of FINRA, in no way alters the fact that we have, and continue to, consistently pursue our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.

In October 2008, FINRA approved shares of our common stock to trade on both the Over the Counter Bulletin Board and the Pink Sheets. Our stock now trades under the symbol "ATOC".

It is our current intention, within our existing level of interim funding, to continue to accelerate progress on the implementation of our proposed business.

At present, we have brought our financial books and records up to date, become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange
Act of 1934 and eligible to be quoted on both the Over the Counter Bulletin Board and the Pink Sheets, appointed a highly experienced paintball executive as our non-executive director, initiated an up date of our initial business plan to reflect recent developments within the paintball sector, appointed a consultant to seek potential acquisition targets within the paintball sector and intend to launch a website to sell paintball products shortly.

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

Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Atomic Paintball, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-KSB filed with the SEC.

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

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the three and nine months ended September 30, 2008 and 2007 or during the period from inception (May 8, 2001) through September 30, 2008.

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

There were no differences between our comprehensive loss and net loss during the three and nine months ended September 30, 2008 and 2007 or during the period from inception (May 8, 2001) through September 30, 2008.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three and nine months ended September 30, 2008 and 2007 and during the period from inception (May 8, 2001) through September 30, 2008 we have had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

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

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

2.       GOING CONCERN AND LIQUIDITY:

At September 30, 2008, we had total assets of $6,748 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $156,320 and a stockholder' deficit of $149,572.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three and nine months ended September 30, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2008, we had a working capital deficit of $149,572 and reported an accumulated deficit of $586,362.

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

Since his appointment on August 31, 2006 and through September 30, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $158,486 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At September 30, 2008, the Company owed Mr. Cutler $98,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

3. ACCOUNTS PAYABLE

The balances of accounts payable as at September 30, 2008 and December 31, 2007, include certain liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet

4. ACCRUED EXPENSES

The balances of accrued expenses at September 30, 2008 and December 31, 2007, represents accrued interest on loan notes provided to us by certain of our existing shareholders or former shareholders.

5. LOANS FROM SHAREHOLDERS

Barbara J. Smith, formerly an officer, director and a shareholder of the Company, loaned us a total of $10,900 between April and July of 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5%, was repayable in full in July 15, 2004. The loan was convertible, at Ms. Smith's option, into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.

Since his appointment on August 31, 2006 and through June 30, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $158,486 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At June 30, 2008, the Company owed Mr. Cutler $98,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis.

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

Since his appointment on August 31, 2006 and through June 30, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $158,486 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At September 30, 2008, the Company owed Mr. Cutler $98,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis.

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

In April and May 2007, we issued 800,000 shares of our common stock at a price of $0.125 per share for total consideration of $100,000 to a number of accredited investors. One of these investors was, Mr. Perlmutter, our non-executive director, who subscribed for 200,000 shares of our common stock at a price of $0.125 per share for total consideration of $25,000.

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

No stock options were issued or outstanding during the three and nine months ended September 30, 2008 or 2007.

8. COMMITMENTS AND CONTINGENCIES:

No legal proceedings are pending or threatened to the best of our knowledge.

9. INCOME TAX

We have had losses since our Inception (May 8, 2001) through September 30, 2008 and therefore have not been subject to federal or state income taxes. We have accumulated tax losses available for carry forward of approximately $586,000. The carry forward is subject to examination by the tax authorities and expires at various dates through the year 2030. The Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue of 55.1% of our total authorized and issued share capital in August 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

10. SUBSEQUENT EVENTS

In October 2008, FINRA approved shares of our common stock to trade on both the Over the Counter Bulletin Board and the Pink Sheets. Our common stock trades under the symbol "ATOC."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise sufficient debt or equity financing to fund on going operations and fully implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insurance against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, or be able to identify and successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock. . You are urged to carefully consider these factors, as well as other information contained in this Quarterly Report on Form 10-Q and in our other periodic reports and documents filed with the SEC.

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

In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. In FINRA's response to the Form 15c-211 that was filed on our behalf, FINRA took the position that, under their own interpretation of what constitutes a "shell" company as opposed to a "development" stage company, we constitute a "shell" company rather than a "development" stage company. Accordingly FINRA instructed us to re-file our previous filings with the SEC with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Our management is in no doubt that we were, and are, a development stage company as defined by Statement of Financial Accounting Standards No 7 "Accounting and Reporting by Development Stage Enterprises". Our management's belief that we were, and are, a development stage company is supported by current SEC guidelines, our auditors and our outside legal counsel. At the same time, our management recognizes FINRA's right to apply its own definition to this issue. Accordingly in accordance with FINRA instructions, this Form 10Q has is filed with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act) and we have submitted amended filings for the Form 10SB/A filed on November 29, 2007 and the Form 10KSB filed on April 3, 2008 that similarly have the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Amending our filings in this way, on the instruction of FINRA, in no way alters the fact that we have, and continue to, consistently pursue our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.

In October 2008, FINRA approved shares of our common stock to trade on both the Over the Counter Bulletin Board and the Pink Sheets. Our common stock trades under the symbol "ATOC".

It is our current intention, within our existing level of interim funding, to continue to accelerate progress on the implementation of our proposed business.

At present, we have brought our financial books and records up to date, become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange
Act of 1934 and eligible to be quoted on both the Over the Counter Bulletin Board and the Pink Sheets, appointed a highly experienced paintball executive as our non-executive director, initiated an up date of our initial business plan to reflect recent developments within the paintball sector, appointed a consultant to seek potential acquisition targets within the paintball sector and intend to launch a website to sell paintball products shortly.

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

There can be no assurance we will be able to raise sufficient debt or equity financing to fund ongoing operations and implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insurance against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, be able to identify or successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock, or that any stockholder will realize any return on their shares after any such transactions have been completed.

Liquidity and Capital Resources

At September 30, 2008, we had total assets of $6,748 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $156,320 and a stockholder' deficit of $149,572.

In our financial statements for the fiscal years ended December 31, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three and nine months ended September 30, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2008, we had a working capital deficit of $149,572 and reported an accumulated deficit of $586,362.

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

Since his appointment on August 31, 2006 and through September 30, 2008, Mr. Cutler, our sole officer and a director, has made net advances to us of $158,486 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At September 30, 2008, the Company owed Mr. Cutler $98,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

During the three months ended September 30, 2008 and 2007, the Company did not recognize any revenues from its minimal operations.

General and Administrative Expenses

During the three months ended September 30, 2008, we incurred $18,270 in general and administrative expenses, broadly in line with the $17,656 we incurred in the three months ended September 30, 2007.

Interest Expense

We recognized an interest expense of $1,956 during the three months ended September 30, 2008, compared to $749 incurred during the three months ended September 30, 2007, an increase of $1,207.

This interest expense relates to the interest accrued on the loan made to us by certain of our officers and shareholders. The increase in interest expense between the two periods reflects the increase in the principal balances of the loan between the two periods

Provision for Income Taxes

No provision for income taxes was required during the three months ended September 30, 2008 or 2007, as we generated tax losses in both periods.

Net Loss and Comprehensive Loss

During the three months ended September 30, 2008, we recognized a net loss of $20,227 as compared to a net loss of $18,405, we incurred during the three months ended September 30, 2007, an increase of $1,822 due to the factors set out above.

The comprehensive loss was identical to the net loss during both the three months ended September 30, 2008 and 2007.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

During the nine months ended September 30, 2008 and 2007, the Company did not recognize any revenues from its minimal operations.

General and Administrative Expenses

During the nine months ended September 30, 2008, we incurred $87,810 in general and administrative expenses compared to $109,667 in the nine months ended September 30, 2007, a decrease of $21,857.

During the nine months ended September 30, 2007, we incurred substantial consulting and professional fees in bringing our affairs up to date as no financial statements had been produced since December 2003. By the nine months ended September 30, 2008, our affairs were once again current and no additional costs were required in respect of prior periods.

Interest Expense

We recognized an interest expense of $4,471 during the nine months ended September 30, 2008, compared to $3,473 incurred during the nine months ended September 30, 2007, an increase of $998.

This interest expense relates to the interest accrued on the loan made to us by certain of our officers and shareholders. The increase in interest expense between the two periods reflects the increase in the principal balances of the loan between the two periods

Provision for Income Taxes

No provision for income taxes was required during the nine months ended September 30, 2008 or 2007, as we generated tax losses in both periods.

Net Loss and Comprehensive Loss

During the nine months ended September 30, 2008, we recognized a net loss of $92,281 compared to a net loss of $113,139 during the nine months ended September 30, 2007, a decrease of $20,858 due to a decrease in general and administrative expenses as discussed above.

The comprehensive loss was identical to the net loss during both the nine months ended September 30, 2008 and 2007.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

At September 30, 2008, we had total assets of $6,748 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $156,320 and a stockholder' deficit of $149,572.

Net cash used in operations in the nine months ended September 30, 2008, was $61,344 compared to $111,816 in the nine months ended September 30, 2007, a decrease of $50,472. In the nine months ended September 30, 2008, our net losses, without any need for adjustment for non-cash items, resulted in a negative cash flow of $92,281, which was partially offset by a positive cash flow of $30,947 generated from the net movement in our operating assets and liabilities. This compares with net losses, without any need for adjustment for non-cash items, which resulted in negative cash flow of $113,139 in the nine months ended September 30, 2007, which was partially offset by a positive cash flow of $1,323 generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the nine months ended September 30, 2008 or 2007.

Net cash provided by financing activities during the nine months ended September 30, 2008, was $53,875 compared to $133,375 net cash provided by financing activities during the nine months ended September 30, 2007, a decrease $79,500. During nine months ended September 30, 2007 we issued 800,000 shares of our common stock at a price of $0.125 per share for total consideration of $100,000 to a number of accredited investors and we also received net loan finance of $33,375 from one of our directors. During nine months ended September 30, 2008 we received no equity funding and received net loan finance of $53,875 from one of our directors.

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

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

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

ITEM 2.  CHANGES IN SECURITIES

Changes in our securities in the period January 1, 2008 through September 30, 2008 are described in Note 7 Stockholders' Deficit in the Notes to Financial Statements above.

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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ATOMIC PAINTBALL, INC.



Date: November 12, 2008                       By: /s/ DAVID J. CUTLER
                                              ----------------------------------
                                                  David J. Cutler
                                                  Chief Executive Officer, &
                                                  Chief Financial Officer