Form 10-K
period 2008-12-31
ATOMIC PAINTBALL INC
filed 2009-04-14
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

                                       OR

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

           2460 WEST 26th AVENUE, SUITE 380-C, DENVER, COLORADO 80211
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 380 2282
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |_|
Smaller reporting company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of March 27, 2009 there were 7,488,804 shares of Common Stock of the registrant issued and outstanding of which 2,963,080 were held by non-affiliates of the registrant The aggregate market value of common stock held by non-affiliates of the registrant as of March 27, 2009 was approximately $370,385.

                             ATOMIC PAINTBALL, INC.
                         2008 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

ITEM                                  DESCRIPTION                          PAGE

                                     Part I.

Item 1.    Business                                                            3

Item 1A.   Risk Factors                                                       16

Item 1B.   Unresolved Staff Comments                                          22

Item 2.    Description of Properties                                          22

Item 3     Legal Proceedings                                                  23

Item 4.    Submission of Matters to a Vote of Security Holders                23

                                    Part II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters, and Issuer Purchases of Equity Securities                 23

Item 6.    Selected Financial Data                                            25

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              25

Item7A     Quantative and Qualitative Disclosures About Market Risk           31

Item 8.    Financial Statements and Supplementary Data                        31

Item 9     Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                               31

Item 9A.   Controls and Procedures                                            31

Item 9B.   Other Information                                                  32

                                    Part III.

Item 10.   Directors, Executive Officers and Corporate Governance             32

Item 11.   Executive Compensation                                             34

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    35

Item 13.   Certain Relationships and Related Transactions and Director
           Independence                                                       35

Item 14.   Principal Accountant Fees and Services                             36

                                    Part IV.

Item 15.   Exhibits and Financial Statement Schedules                         37

SIGNATURES                                                                    53

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Atomic Paintball, Inc. ("Atomic Paintball" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise sufficient debt or equity financing to fund ongoing operations and fully implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insurance against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, or be able to identify and successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 18 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

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

BUSINESS HISTORY

We were incorporated in Texas on May 8, 2001, as Atomic Paintball, Inc.

We initially raised $76,000 in cash to be used as seed capital and with this equity began conducting market research for the paintball industry and prospective paintball field locations, leased a parcel of property as a potential paintball field location and began improving the site, engaged auditors and counsel and developed our business plan.

We largely exhausted our available funding during the fiscal year ended December 31, 2004 and were forced to reduce our operations to a subsistence level.

In August 2006, Mr. Armstrong appointed David J. Cutler as a new director and subsequently resigned from the Board of Directors.

Mr. Cutler then undertook to use his best efforts to accelerate the implementation of our business plan, settle our outstanding liabilities, bring our financial statements up to date, seek a listing for us on the OTC Bulletin

Board, raise new equity and recruit a senior management team that would fully implement our proposed business plan. If we were to be unable to raise sufficient funds to grow our business organically but were able to obtain a listing on the OTC Bulletin Board the intention was to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. There could be no assurance that this sequence of events could be successfully completed. In return for accepting his appointment with us, Mr. Cutler was issued 2,530,376 shares of our common stock, making him the Company's controlling shareholder.

During the years ended December 31, 2007 and 2008 we focused on completing those actions necessary to the implement our business plan.

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

In April and May 2007, we issued 800,000 shares of our common stock at $0.125 per share for total consideration of $100,000. Mr. Perlmutter, our former director, subscribed for 200,000 of these shares for total consideration of $25,000.

On October 11, 2007, we filed a Form 10-SB12G with the Securities and Exchange Commission (SEC) seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective on December 10, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In November 2007 we issued a further 40,000 shares of our common stock at $0.125 per share for total consideration of $5,000 to an accredited investor and 300,000 shares of our common stock, valued at $0.125 per share or $37,500, as remuneration to our former director, Jeffery L. Perlmutter.

In December 2007, following our registration pursuant to Section 12 (g) of the Securities Exchange Act of 1934 the remaining 8,000 shares of our Series A Convertible Preferred Shares automatically converted into 16,000 shares of our common stock.

In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. In FINRA's response to the Form 15c-211 that was filed on our behalf, FINRA took the position that, under their own interpretation of what constitutes a "shell" company as opposed to a "development" stage company, we constitute a "shell" company rather than a "development" stage company. Accordingly FINRA instructed us to re-file our previous filings with the SEC with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Our management is in no doubt that we were, and are, a development stage company as defined by Statement of Financial Accounting Standards No 7 "Accounting and Reporting by Development Stage Enterprises." Our management's belief that we were, and are, a development stage company is supported by current SEC guidelines, our auditors and our outside legal counsel. At the same time, our management recognizes FINRA's right to apply its own definition to this issue. Accordingly, we amended our previous filings with the SEC, where appropriate, in accordance with FINRA instructions, by "checking the box" on the first page of each of our SEC filings to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Amending our filings in this way, on the instruction of FINRA, in no way alters the fact that we have, and continue to, consistently pursue our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.

Effective October 2008, FINRA approved shares of our common stock to trade on both the Over the Counter Bulletin Board and the Pink Sheets under the trading symbol "ATOC."

On March 31, 2009, Mr. Jeffrey Perlmutter resigned as a director.

It is our current intention, within our existing level of interim funding, to continue to accelerate progress on the implementation of our proposed business. We cannot make any assurances that we will be able to raise additional interim financing.

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

OUR OBJECTIVES

Our specific objectives over the next twelve months are to:

     i) seek to raise at least $250,000 in an initial private placement. We are also seeking to raise an additional $250,000 that would allow us to complete an initial "pilot" acquisition of a small paintball field;

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

     viii)sign  purchase   agreements,   subject  to  funding,  to  acquire  out
          acquisition targets;

     ix)  prepare a comprehensive business plan for the proposed acquisition.

Consequently it is our overall objective that at the end of the initial twelve months period, we will have developed a comprehensive business plan for a carefully selected acquisition, supported by a committed management team, as a basis to seek the funding necessary to complete the proposed acquisition. While we have not considered any potential acquisitions at this stage, we anticipate that we shall probably need to raise approximately another $250,000 to complete an initial first "pilot" acquisition of a small paintball field and a $1-5 million in funding to complete a more substantial program of acquisitions.

There can be no assurance we will be able to successfully achieve any of these initial objectives during the next twelve months or indeed, that if we do successfully achieve the initial objectives we shall be able to raise the additional funding required to complete any proposed acquisition.

We do not anticipate generating any revenue in the next twelve months of our operations. Indeed we believe we will not generate any revenue from our operations until we have completed our first acquisition. As we have not identified any potential acquisition as yet, do not know the nature of our first acquisition, or indeed whether we will be able to complete any such acquisition, we have no basis on which to estimate when we will generate our first revenue or the anticipated amount of revenue to be generated from our first acquisition.

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

We are also seeking to raise an additional $250,000 that would allow us to complete an initial "pilot" acquisition of a small paintball field.

There can be no assurance that we will be able to raise the full amount of $250,000 that we are initially seeking. Accordingly we have developed contingency plans that we believe may allow us to achieve our initial objectives in the advent that we are only able to raise 25%, 50% or 75% of our proposed initial private placement.

The following table shows how we intend to allocate funds if we raise only 25%, 50% or 75% of our planned private placement:

Expenditure Item                       25%          50%      75%          100%

Accounting and legal expenses   $  10,000     $ 10,000    $ 10,000   $  10,000

Salaries and wages                 10,000       35,000      67,500     100,000

Feasibility                        10,000       30,000      40,000      50,000

Marketing                          10,000       20,000      30,000      30,000

Development of website             10,000       10,000      10,000      10,000

Travel and administrative          10,000       15,000      20,000      25,000

Office expenses                     2,500        5,000      10,000      25,000

Total                           $  62,500     $125,000    $187,500   $ 250,000

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

Similarly players seeking paintball parks where they can play will not be charged for accessing the site. Consequently, they will benefit from being able to find detailed information about paintball parks near their homes or in areas where they intend to take vacations or attend business meetings.

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

There is no guarantee that we will be successful in being able to attract the quality of experienced management that we are seeking who will be prepared to commit to join our unproven start up operation.

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

When we receive an expression of interest from a potential acquisition target we will evaluate the potential target against a list of criteria we will have established in conjunction with our prospective new management team.

Key factors in evaluating any potential acquisition will be:

     -    the location of the existing or potential paintball park.

               We believe that proximity and convenient access to a critical mass of our targeted demographic is critical to the long term success of any paintball park. Other relevant factors include proximity to other existing paint ball parks and, in respect of new paintball parks, the likely planning considerations of establishing a new park;

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

               Assessing the anticipated risk and returns on these various levels of potential capital expenditure will be a significant challenge for our prospective management team;

     -    existing customer base / brand reputation.

               New, green field sites, will need extensive sales and marketing expenditure to develop customer awareness and establish a stable growing customer base. For exiting paintball parks we will need to assess the strength of their reputation and customer / brand loyalty. We believe that even in existing profitable, successful paintball businesses we will be able to increase customer numbers through carefully targeted marketing aimed at key demographic groups;

     -    the quality of existing management.

               Particularly in our early acquisitions, the existence of talented and successful management who wish to continue their employment with us and rise to the new challenges we have to offer them will be very attractive to us.

On the basis of a formalized process we will establish for evaluating potential acquisitions, we will seek to arrive at, and maintain on an updated basis, a prioritized short list of acquisitions ranked in the order in which we believe can create most value for our shareholders.

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

At our stage of development, transactions that can be completed with a high percentage of consideration comprising shares of our common stock and, or, owner carried loan notes are particularly attractive to us.

At the same time, we recognize that we will be able to purchase businesses more cheaply for cash we have generated from that sale of shares of our common stock or from third party debt. We will also need to raise additional funding from these sources to provide on going working capital and additional capital investment for the businesses we acquire.

There is no guarantee that we will be able to negotiate acceptable acquisition terms for businesses or assets we would wish to purchase.

Sign Purchase Agreements, Subject to Funding, to Acquire Our Acquisition Targets

Unless we can complete acquisitions for consideration comprising 100% of shares of our common stock and, or, owner financed loan notes, we intend to attempt enter into binding purchase agreements, subject to funding, to acquire our acquisition targets.

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

While we have not considered any potential acquisitions at this stage, we anticipate that we shall probably need to raise approximately $250,000 to complete an initial first "pilot" acquisition of a small paintball field and $1-5 million in funding to complete our first acquisition.

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

ANTICIPATED TIME TABLE FOR ACHIEVING OUR OBJECTIVES

Given the current difficult market conditions we are unable to forecast when, or if, we shall be able to achieve our objectives.

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

In 1981, twelve friends played the first recreational paintball game using these industrial paintball guns on a field measuring over 100 acres. Typically in these early years, the sport was played as a small group of friends getting together in the woods to play total elimination games. Sometimes the friends broke into teams to play each other, but most games were "every man for himself." Over the years, recreational paintball has become more sophisticated. Because more people were playing, and playing in teams rather than as individuals, team play has become the standard. Different playing variations began to form, the most popular being "capture the flag," but a variety of offensive/defensive scenarios have also become popular. Also, as the number of people interested in paintball grew, so did the development of the commercial paintball industry. The development of commercial paintball fields allowed large groups of people to meet in one place to play, and the business owners were pushed to develop new and exciting ways to keep these paintballers entertained. This drove the development of new scenarios and styles of playing. The biggest style of play change to come about because of commercial fields was the "bunker-style" game. Smaller fields let players start the action quicker, instead of having to stalk through the woods for 15 minutes before seeing anyone. Also, players purchased more paintballs when they were in a constant firefight, which made the commercial fields more profitable. At its very core, paintball is a very sophisticated game of "dodge ball" and "capture the flag." The game is played with two teams starting on opposite ends of the arena trying to reach two objectives. One, to "mark out" (i.e. hit with a paintball) as many players from the opposing team as possible and second to "capture the flag" and to reach other goals set by the parameters of the game. The game can be equated to a "real world" interactive game of chess with the mental, but additionally a physical, element of the game. Today, while commercial paintball fields are commonplace, there are still a large number of people that prefer playing paintball out in the woods. While "outlaw" paintball is generally much cheaper, it is also more problematic than paying to play at a commercial field.

The first professional tournament was held in 1983 with the prizes that were worth $14,000. Today, major tournaments have hundreds of thousands of dollars worth of prizes.

Paintball - The Industry

According to the Sporting Goods and Manufacturers' Association latest statistics issued in early 2008:

     - there are 5.5 million paintball participants in the US, 2.3 million of which have participated for 8 or more years.

     - in 2007, 2% of the total US population were paintball participants once or more per year.

     - the number of paintball participants increased by an average of 20.4% between 2006 and 2007.

     -    83% of all paintball participants are male.

     -    56% of all paintball participants are under 25 years old.

     - 42% of all paintball participants have a household income of at least $75,000

There is strong anecdotal evidence, but no available statistical information, that since these statistics were issued, the current recession has had a severe negative impact on the level of paintball industry with both participation and spending levels greatly reduced.

We believe that this deterioration in current market conditions may offer us unique opportunities to acquire paintball assets and heavily discounted prices.

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

We believe that in addition to acting as a profit center in its own right, the website will perform two other valuable functions for us:

     1) The sales data generated by the website will help us to identify and maintain at the optimum product mix for our on site stores, and

     2)Thewebsite will serve as a valuable marketing tool for our paint ball parks by advertising their physical locations, providing driving directions, allowing potential customers to research our session fees and rentals, join a league or learn more about the sport of paintball and our operations.

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

Investment Company Act 1940
-----------------------------------------

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

EMPLOYEES

At December 31, 2008, we did not have any salaried employees.

ITEM 1A. RISK FACTORS

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

THE CURRENT DECLINE IN PAINTBALL POPULARITY MAY ADVERSELY AFFECT OUR BUSINESS.

Participation in the sport of paintball has decreased in the last few years, if this decline is permanent there is significant risk that the demand for paintball parks and paintball related products will be negatively impacted resulting in a decline of sales revenues, if any are ever developed. This decline could result from adverse economic conditions which could negatively affect disposable income, changes in leisure habits or changes in statutory regulations effecting paintball parks or products.

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

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers and Corporate Governance" (page 39), and "Conflicts of Interest." (page 39).

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

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES.

At December 31, 2008 we had outstanding liabilities of approximately $172,557. We had $2,492 in cash, no active operating business or our source of income from which to repay these creditors. Accordingly we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and, or, equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and, or, equity finance to fund any such agreed settlements.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES, AND OUR AUDITORS HAVE ISSUED A "GOING CONCERN" QUALIFICATION IN THEIR OPINION.

At December 31, 2008, we had an accumulated deficit of $606,855 and a stockholders' deficit of $170,065. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended December 31, 2008, and 2007 from our Independent Registered Public Accounting Firms that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES.

We have no sources of income at this time and insufficient existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and, or, equity we shall be unable to meet our ongoing operating expenses. No assurances can be given that we will be successful in raising equity, starting or acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

IF WE FAIL TO RAISE NEW EQUITY, WE MAY BE UNABLE TO ACQUIRE PAINTBALL BUSINESSES AND OR ASSETS FOR SHARES OF OUR COMMON STOCK.

Our proposed business is to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at future facilities and through a website, within our existing level of interim funding. No assurances can be given that we will be successful in raising equity, starting or acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

IF WE GROW OUR BUSINESS THROUGH ACQUISITIONS WE CREATE CERTAIN ADDITIONAL BUSINESS RISKS.

We are seeking to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. However, if an acquisition is completed, it may be on terms that have a material adverse effect on your investment. Moreover, there can be no assurance that the anticipated economic, operation and other benefits of any future acquisitions will be achieved or that we will be able to successfully integrate acquired businesses in a timely manner without substantial costs, delays or other operational or financial problems.

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

RISK FACTORS RELATED TO OUR STOCK

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Over the Counter Bulletin Board and the Pink Sheets. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

The shares of our common stock may be thinly-traded on the OTC Bulletin Board and the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

OUR CHIEF EXECUTIVE OFFICER HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS

Mr. Cutler, an officer and director of the Company owns in excess of our 50% of our issued and outstanding common stock and is able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock.

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

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

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211. We do not pay rent for the use of this mailing address. We do not believe it will be necessary to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3.LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the years ended December 31, 2008 and 2007 and, to the best of our knowledge, no legal proceedings are pending or threatened.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of our security holders during the years ended December 31, 2008 and 2007.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.

The Company's Common Stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). In October 2008, Atomic Paintball received approval from FINRA to begin trading on the over the counter bulletin board under the symbol "ATOC." The shares of the Company's stock were not publicly traded prior to October 2008.

The following table sets forth the range of high and low sales prices for the Company's common stock since it was approved for trading. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Stock Quotations.

                                                       High              Low

  2008:
           Quarter Ended December 31, 2008             $0.35            $0.25


Last Reported Price.

On March 27, 2007, the last reported bid price of our shares of common stock reported on the OTC Bulletin Board and the Pink Sheets was $0.125 per share.

Holders.

There are approximately 70 holders of record of Atomic Paintball's common stock as of December 31, 2008.

Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020. The telephone number is 303-460-1149.

Dividends.

We have not paid or declared cash distributions or dividends on our shares of common stock and do not intend to pay cash dividends in the foreseeable future.

Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from January 1, 2007 through December 31, 2008.

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

In April and May 2007, we issued 800,000 shares of our common stock at $0.125 per share for total consideration of $100,000. Mr. Perlmutter, our former director, subscribed for 200,000 of these shares for total consideration of $25,000.

In November 2007, we issued a further 40,000 shares of our common stock at $0.125 per share for total consideration of $5,000 to an accredited investor and 300,000 shares of our common stock, valued at $0.125 per share or $37,500, as remuneration to our former director, Jeffery L. Perlmutter.

In December 2007, following our registration pursuant to Section 12 (g) of the Securities Exchange Act of 1934 the remaining 8,000 shares of our Series A Convertible Preferred Shares automatically converted into 360,000 shares of our common stock.

Exemption From Registration Claimed
-----------------------------------

All of the sales by Atomic Paintball of its unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to the Company and its management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to the Company's management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Penny Stock.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

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

Stock Incentive Plans -- details concerning the activities and status of our stock incentive plans during the period are set out in Note 7. Stockholders' Deficit of our Financial Statements on page 61 below.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise sufficient debt or equity financing to fund o going operations and fully implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insurance against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, or be able to identify and successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock. . You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

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

In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. In FINRA's response to the Form 15c-211 that was filed on our behalf, FINRA took the position that, under their own interpretation of what constitutes a "shell" company as opposed to a "development" stage company, we constitute a "shell" company rather than a "development" stage company. Accordingly FINRA instructed us to re-file our previous filings with the SEC with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Our management is in no doubt that we were, and are, a development stage company as defined by Statement of Financial Accounting Standards No 7 "Accounting and Reporting by Development Stage Enterprises." Our management's belief that we were, and are, a development stage company is supported by current SEC guidelines, our auditors and our outside legal counsel. At the same time, our management recognizes FINRA's right to apply its own definition to this issue. Accordingly, we amended our previous filings with the SEC, where appropriate, in accordance with FINRA instructions, by "checking the box" on the first page of each of our SEC filings to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Amending our filings in this way, on the instruction of FINRA, in no way alters the fact that we have, and continue to, consistently pursue our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.

In October 2008, FINRA approved shares of our common stock to trade on both the Over the Counter Bulletin Board and the Pink Sheets under the trading symbol "ATOC."

On March 31, 2009, Mr. Jeffrey Perlmutter resigned as a director.

It is our current intention, within our existing level of interim funding, to continue to accelerate progress on the implementation of our proposed business.

PLAN OF OPERATIONS

We intend to attempt to raise $250,000 in an initial private placement to fund our business plan.

Our proposed operating budget is:

Accounting and legal expenses                  $      10,000
Salaries and wages                                   100,000
Feasibility                                           50,000
Marketing                                             30,000
Development of website                                10,000
Travel and administrative                             25,000
Office expenses                                       25,000
                                                 -------------
                                              $      250,000
                                                 =============

We are also seeking to raise an additional $250,000 that would allow us to complete an initial "pilot" acquisition of a small paintball field.

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

Liquidity and Capital Resources

At December 31, 2008, we had total assets of $2,492 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $172,557 and a stockholder' deficit of $170,065.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2008, we had a working capital deficit of $170,065 and reported an accumulated deficit of $606,855.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed.

The United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

During the year ended December 31, 2007, we raised $105,000 in cash through the private placement of 840,000 shares of our common stock at $0.125 per share. Mr. Perlmutter, a former director of the Company, subscribed for 200,000 of these shares in exchange for $25,000. There can be no assurance that we will be able to secure additional financing on an ongoing basis.

Since his appointment on August 31, 2006 and through December 31, 2008, Mr. Cutler, our sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2008, the Company owed Mr. Cutler $113,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis


RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2007

General and Administrative Expenses

During the year ended December 31, 2008, we incurred $105,905 in general and administrative expenses compared to $162,577 in the year ended December 31, 2007, a decrease of $56,672.

During the year ended December 31, 2007, we incurred substantial consulting and professional fees in bringing our affairs up to date as no financial statements had been produced since December 2003. By the year ended December 31, 2008, our affairs were once again current and no additional costs were required in respect to prior periods.

Operating Loss

In the year ended December 31, 2008, we recognized an operating loss of $105,905 compared to $162,577 in the year ended December 31, 2007, a decrease of $56,672, due to the factors as discussed above.

Interest Expense

We recognized an interest expense of $6,868 during the year ended December 31, 2008 compared to $4,393 during the year ended December 31, 2007, an increase of $2,475. This interest expense relates to the interest accrued on the loan made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loans made to us by our officers and shareholders between the two periods

Loss before Income Tax

In the year ended December 31, 2008 we recognized a loss before income tax of $112,774 compared to a loss before income tax of $166,969 in the year ended December 31, 2007, a decrease of $54,195 due to the factors discussed above.

Provision for Income Taxes

No provision for income taxes was required in the years ended December 31, 2008 or 2007, as we generated tax losses in both years.

Net Loss and Comprehensive Loss

In the year ended December 31, 2008 we recognized a net loss of $112,774 compared to a net loss of $166,969 in the year ended December 31, 2007, a decrease of $54,195 due to the factors discussed above

The comprehensive loss was identical to the net loss in both the years ended December 31, 2008 and 2007.

CASH FLOW INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

At December 31, 2008, we had total assets of $2,492 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $172,557 and a stockholder' deficit of $170,065.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2008, we had a working capital deficit of $170,065 and reported an accumulated deficit of $606,855.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed

Net cash used in operations in the year ended December 31, 2008 was $80,600 compared to $127,202 in the year ended December 31, 2007, a decrease of $46,602. In the year ended December 31, 2008, our net loss, without any need for adjustment for non-cash items, resulted in a negative cash flow of $(112,774) , which was partially offset by a positive cash flow of $32,173 generated from the net movement in our operating assets and liabilities. This compares with a net loss, after adjustment for non-cash items, of $(129,469) in the year ended December 31, 2007, which was partially offset by a positive cash flow of $2268 generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the years ended December 31, 2008 and 2007.

Net cash provided by financing activities during the year ended December 31, 2008 was $68,875 compared to $141,375 net cash provided by financing activities during the year ended December 31, 2007, a decrease $72,500. During the year ended December 31, 2007, we received $68,875 in loans from our director and sole officer, Mr. Cutler During the year ended December 31, 2007, we received $105,000 through the issuance of 840,000 shares of our common stock, at $0.125 per share and a net $36,375 in loans from our director and sole officer, Mr. Cutler.

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

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to the financial statements on page 52 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Off  Balance  Sheet   Arrangements,   Contractual   Obligations  and  Commercial
Commitments

Financial Reporting Release No. 61requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 8 to the financial statements on page 63 below.

ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2007, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of EITF 06-11 is not expected to have a material effect on our financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities ("EITF 07-03"). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 is not expected to have a material effect on our financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

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

SUBSEQUENT EVENTS

On March 31, 2009, Mr. Jeffrey Perlmutter resigned as a director.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 46.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our auditors.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(f)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely. At the end of the period covered by this report, we carried out an evaluation under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC.

Management's Annual Report On Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:


     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on this assessment, management believes that as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.       OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Effective December 31, 2008, our directors and officers were:

         NAME                     AGE         POSITION

        David J. Cutler            53         President, Chief Executive Officer

      Jeffrey L. Perlmutter        52         Director (resigned 3/31/09)

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

Jeffrey L. Perlmutter - Former Director. Mr. Perlmutter became our director in December 2006. Mr. Perlmutter co-founded Pursuit Marketing, Inc., a $85 million manufacturer and distributor of paintball game products, and sold his interest in Pursuit Marketing, Inc. in November 2006 and will now assist us in implementing our proposed business plan. Priorto founding Pursuit Marketing,
Inc., Mr. Perlmutter was a business analyst at Dunn & Bradstreet and subsequently an account executive at M. Lowenstein Corp selling textiles to clothing manufacturers in the midwest region of the United States. Mr. Perlmutter has a Bachelor of Science degree from Syracuse University School of Management. Mr. Perlmutter resigned on March 31, 2009.

On March 31, 2009, Mr. Jeffrey Perlmutter resigned as a director.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements

CODE OF ETHICS

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

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the years ended December 31, 2008 and 2007 (the "Named Executive Officers"):


                                   SUMMARY COMPENSATION TABLE


----------------------------- --------- ------------- --------- ----------- ------------ --------------- --------- ----------
NAME AND PRINCIPAL POSITION   YEAR         SALARY      BONUS      STOCK      OPTIONS      NONQUALIFIED      ALL       TOTAL
                                                                  AWARDS    AWARDS ($)      DEFERRED      OTHER        ($)
                                                                                         COMPEN-SATION     COMP
                                                                                              ($)
----------------------------- --------- ------------- --------- ----------- ------------ --------------- --------- ----------

David J Cutler,               2008        $60,000        -          -            -             -            -       $60,000
Director, President, Chief    2007        $90,000        -          -            -             -            -       $90,000
Executive Officer, Chief      2006        $60,000        -      $108,444(1)      -             -            -      $168,444
Financial Officer
----------------------------- --------- ------------- --------- ----------- ------------ --------------- --------- ----------

(1) On August 31, 2006, Mr. Cutler became our sole officer. At that time, Mr. Cutler was issued 2,530,376 shares of common stock, valued at $108,444, in return for accepting his appointment with us.

During the year ended December 31, 2007 Mr. Cutler was issued 697,674 shares of common stock to convert $30,000 of the debt he had provided to us into equity, these shares are not part of the table above.

During the year ended December 31, 2006 Mr. Cutler was issued 697,674 shares of common stock to convert $30,000 of the debt he had provided to us into equity, these shares are not part of the table above.

                             DIRECTORS' COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2008:


----------------------- -------- -------------- ---------- --------- ------------------ ------------------ -------------- ----------
          Name           Year     Fees Earned   Stock      Options      Non-Equity        Nonqualified       All Other    Total
                                  Or Paid-in     Awards     Awards    Incentive Plan        Deferred       Compen-sation  ($)
                                     Cash          ($)       ($)       Compensation       Compensation          ($)
                                      ($)                                   ($)                ($)
----------------------- -------- -------------- ---------- --------- ------------------ ------------------ -------------- ----------

David J Cutler,          2008          0            0         0              0                  0             $60,000       $60,000
Director, President,
Chief Executive Officer,
Chief Financial
Officer (1)
----------------------- -------- -------------- ---------- --------- ------------------ ------------------ -------------- ----------
Jeffrey L Perlmutter,    2008          0            0         0              0                  0                0            0
Director
resigned 3/31/09
----------------------- -------- -------------- ---------- --------- ------------------ ------------------ -------------- ----------

(1) Mr. Cutler's other compensation of $60,000 consists of his salary as an officer of the Company.

On March 31, 2009, Mr. Jeffrey Perlmutter resigned as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of December 31, 2008 by:

     o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

     o    each of our named executive officers and directors, and

     o    all executive officers and directors as a group.


                                                        NUMBER OF              PERCENT OF
        NAME AND ADDRESS OF BENEFICIAL OWNER             SHARES                OUTSTANDING (4)
      -----------------------------------------     -------------------        -------------

      David J. Cutler (1)                               3,925,724                  51.8%

      Jeffrey L. Perlmutter (1)(6)                        600,000                   7.9%
                                                      ------------              ------------
      All officers and directors as a group.            4,525,724                  59.7%

      Mark A. Armstrong (2)                               615,162                   8.1%

      J. H. Brech, LLC (3)                                405,162                   5.3%

      Mark Margolis (4)                                   400,500                   5.3%

(1)  c/o 2460 West 26th Avenue, Suite 380-C, Denver, Colorado 80211.
(2)  1902 Hunter Ridge Drive, Grapevine, Texas 76051
(3)  1101 E. Duke Street, Hugo, Oklahoma 74743
(4)  3395 Forest Trace Drive, Dacula, GA 30019
(5) Based upon 7,576,004 shares of common stock issued and outstanding on December 31, 2008. This includes 87,200 shares of common stock issued under a promissory note.
(6)  Mr. Perlmutter resigned as a director effective March 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2007, Mr. Cutler, our Chief Executive Officer and a director, converted a further $30,000 of the debt for advances he had provided to us into 697,674 shares of our common stock.

In May 2007, Mr. Perlmutter, our former director, subscribed for 200,000 shares of our common stock at a price of $0.125 per share for total consideration of $25,000.

During the year ended December 31, 2007, Mr. Perlmutter, our former director, was issued 300,000 shares of common, valued at $37,500, for his services to us as a former director.

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

Since his appointment on August 31, 2006 and through December 31, 2008, Mr. Cutler, our sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2008, the Company owed Mr. Cutler $113,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $2,775 audit fees with our auditor, Larry O'Donnell, CPA, PC, during the fiscal year ended December 31, 2008 ($7,600 - 2007).

Tax Fees

We did not incur any tax fees with our auditor, Larry O'Donnell, CPA, PC, in the fiscal years ended December 31, 2008 and 2007.

All Other Fees

We incurred $1,100 in other fees with our auditor, Larry O'Donnell, CPA, PC, in the fiscal years ended December 31, 2008 ($375 - 2007) in respect the review of our quarterly financial statements.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K, in accordance with Item 601 of Regulation S-K:


EXHIBIT
NUMBER              DESCRIPTION AND METHOD OF FILING
-------             --------------------------------

3.1        Articles of Incorporation of Atomic Paintball, Inc

3.2        Amendment 1 to the Articles of Incorporation of Atomic Paintball, Inc

3.3        Amendment 2 to the Articles of Incorporation of Atomic Paintball, Inc

3.4        Bylaws of Atomic Paintball, Inc

3.5        Certificate of Designations for Series A Convertible Preferred Stock

4.1        Specimen certificate of the Common Stock of Atomic Paintball, Inc.

4.2        Promissory Note, dated July 1, 2003, payable to Barbara J. Smith.

4.3        Promissory Note, dated October 29, 2003, payable to Alton K. Smith.

4.4        Promissory Note, dated February 13, 2004, payable to the Registrant.

5.1 Opinion of Michael A Littman, Attorney at Law, as to the legality of securities being registered

10.1 Lease Agreement, dated as of April 1, 2002, by and between Alton K. Smith as Landlord, and Atomic Paintball, Inc. as Tenant

10.2       Atomic Paintball, Inc. 2003 Stock Incentive Plan

10.3 Stock Option Agreement between Barbara J. Smith and the Registrant, dated October 21, 2003

10.4 Stock Option Agreement between Alton K. Smith and the Registrant, dated October 21, 2003

10.5       Form of Subscription Agreement for Series A Convertible Preferred
           Stock

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act *

* Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                39

BALANCE SHEET

 As of December 31, 2008 and 2007                                      40

STATEMENTS OF OPERATIONS

 For the Years Ended December 31, 2008 and 2007 and the Period
 from Inception (May 8, 2001) through December 31, 2008                41

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

 The Period from Inception (May 8, 2001) through December 31, 2008     42

STATEMENTS OF CASH FLOWS

 For the Years Ended December 31, 2008 and 2007 and the Period
 from Inception (May 8, 2001) through December 31, 2008                43

NOTES TO FINANCIAL STATEMENTS                                          45

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
E-mail: larryodonnellcpa@msn.com                                  Unit 1
www.larryodonnellcpa.com                                 Aurora, Colorado  80014


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Atomic Paintball, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Atomic Paintball, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Paintball, Inc. as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of December 31, 2008 and 2007 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Larry O'Donnell CPA, PC

Larry O'Donnell CPA, PC
Aurora, Colorado
March 28, 2009


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                         BALANCE SHEETS


                                                                                          DECEMBER 31,
                                                                                      2008             2007
                                                                                   -----------      -----------
                           ASSETS

Current Assets

      Cash & Cash Equivalents                                                    $      2,492     $     14,217
      Prepaid Expenses & Other                                                              -              361

                                                                                   -----------      -----------
                Total Current Assets                                                    2,492           14,578

                                                                                   -----------      -----------
      TOTAL ASSETS                                                               $      2,492     $     14,578
                                                                                   ===========      ===========

                           LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                           $     32,007     $      7,014
      Accrued Expenses                                                                 14,986            8,166
      Loans from Shareholders                                                         125,564           56,689

                                                                                   -----------      -----------
                Total Liabilities, all current                                        172,557           71,869
                                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' (DEFICIT)

      Preferred Stock, no par value: 2,000,000 shares authorized
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized         -                -
        no shares issued and outstanding as at December 31, 2008 and 2007 and
        188,000 shares issued and outstanding at December 31, 2006 with a
        $0.25 per share liquidation preference.

      Common Stock, no par value: 10,000,000 shares authorized,                       436,790          436,790
        7,488,804 shares issued and outstanding as at December 31, 2008 and 2007

      Deficit accumulated during the development stage.                              (606,855)        (494,082)

                                                                                   -----------      -----------
                Total Stockholders' Deficit                                          (170,065)         (57,291)

                                                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $      2,492     $     14,578
                                                                                   ===========      ===========

                         See accompanying Notes to Financial Statements.


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS


                                                                                   FROM INCEPTION
                                                   YEAR ENDED                       (May 8, 2001)
                                                   DECEMBER 31,                  THROUGH DECEMBER 31,
                                                2008           2007                     2008

                                          ---------------   ------------            -------------

OPERATING EXPENSES

      General and Administrative          $      105,905  $     162,577           $      593,321
      Depreciation and amortization                    -              -                    6,835
      Gain on Settlement of Liabilities                -              -                  (13,600)

                                          ---------------   ------------            -------------
      Total Operating Expenses                   105,905        162,577                  586,555

OPERATING LOSS                                  (105,905)      (162,577)                (586,555)

OTHER INCOME (EXPENSE)
      Interest Expense                            (6,868)        (4,393)                 (20,300)

                                          ---------------   ------------            -------------
Net Loss before Income Taxes                    (112,774)      (166,969)                (606,855)

Income tax expense                                     -              -                        -

                                          ---------------   ------------            -------------
NET LOSS                                  $     (112,774) $    (166,969)          $     (606,855)
                                          ===============   ============            =============

NET LOSS PER COMMON SHARE

      Basic & Diluted                             ($0.02)        ($0.02)
                                          ===============   ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                        7,488,804       7,132,804
                                          ===============   ===============


                         See accompanying Notes to Financial Statements.


                                     ATOMIC PAINTBALL, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                     FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2008

                                              Preferred Stock       Common Stock   (Accumulated deficit)
                                                                                          during
                                             Shares     Amount   Shares     Amount  Development Stage     Total

                                                #         $        #           $            $               $
                                             --------  -------- ---------   --------    -----------    ----------

Balance at May 8, 2001 (date of inception)      -         -         -           -            -              -

Issuance of common stock for cash on
May 8, 2001 at $0.005 per share                 -         -       200,000      1,000         -             1,000

Issuance of common stock for services on
June 20, 2001 at $0.01 per share                -         -       600,000      6,000         -             6,000

Net loss for the period from inception
(May 8, 2001) through December 31, 2001         -         -         -           -           (6,815)       (6,815)
                                             --------  --------  ---------   --------    -----------    ----------
Balance at December 31, 2001                    -         -       800,000      7,000        (6,815)          185

Net loss for the year ended December 31,        -         -         -           -           (4,155)       (4,155)
2002
                                             --------  --------  ---------   --------    -----------    ----------
Balance at December 31, 2002                    -         -       800,000      7,000       (10,970)       (3,970)

Issuance of Series A Convertible
Preferred Stock for cash                     116,000    29,000      -           -            -            29,000
during October and November 2003
at $0.25 per share

Net loss for the year ended
December 31, 2003                               -         -         -           -          (47,656)      (47,656)
                                             --------  --------  ---------   --------    -----------    ----------
Balance at December 31, 2003                 116,000    29,000    800,000      7,000       (58,626)      (22,626)

Issuance of Series A Convertible
Preferred Stock for cash during
February 2004 at $0.25 per share             184,000    46,000      -           -            -            46,000

Net loss for the year ended
December 31, 2004                               -         -         -           -          (62,156)      (62,156)
                                             --------  --------  ---------   --------    -----------    ----------
Balance at December 31, 2004                 300,000    75,000    800,000      7,000      (120,782)      (38,782)

Net loss for the year ended December
31, 2005                                        -         -         -           -           (6,148)       (6,148)
                                             --------  --------  ---------   --------    -----------    ----------
Balance at December 31, 2005                 300,000    75,000    800,000      7,000      (126,930)      (44,930)

Issuance of common stock for services
on August 31, 2006 at $0.042857 per
share                                           -         -     2,780,376    119,159          -          119,159

Issuance of common stock in settlement
of debt on September 8, 2006 at                 -         -       323,080     13,846          -           13,846
$0.042857 per share

Conversion of Series A Convertible
Preferred Stock into Common Stock on
a 1:2 basis during September 2006           (112,000)  (28,000)   224,000     28,000          -                0

Issuance of common stock for services
on December 1, 2006 at $0.042857 per
share                                           -         -       100,000      4,286          -            4,286

Issuance of common stock for services
on December 8, 2006 at                          -         -       100,000      4,286          -            4,286
$0.042857 per share



                                     ATOMIC PAINTBALL, INC.                                          ...Continued
                                  (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF STOCKHOLDERS' DEFICIT
                     FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2008

                                              Preferred Stock       Common Stock   (Accumulated deficit)
                                                                                          during
                                             Shares     Amount   Shares     Amount  Development Stage     Total

                                                #         $        #           $            $               $
                                             --------  -------- ---------   --------    -----------    ----------

Issuance of common stock for services
on December 18, 2006 at                         -         -       150,000      6,429          -            6,429
$0.042857 per share

Issuance of common stock in settlement
of debt on December 19, 2006 at                 -         -       697,674     30,000          -           30,000
$0.042857 per share

Issuance of common stock for                    -         -       100,000      4,286          -            4,286
services on December 22, 2006 at
$0.042857 per share

Net loss for the year ended December            -         -         -           -         (200,182)     (200,182)
31, 2006
                                             --------  --------  ---------   --------    -----------    ----------
Balance at December 31, 2006                 188,000    47,000   5,275,130   217,290      (327,112)      (62,822)

Conversion of Series A Convertible          (144,000)  (36,000)   288,000     36,000         -              -
Preferred Stock into Common Stock
on a 1:2 basis on January 18 & 23, 2007

Conversion of Series A Convertible           (36,000)   (9,000)    72,000      9,000         -              -
Preferred to Common Stock on a 1:2
basis on February 5, 2007

Issuance of common stock in settlement           -         -      697,674     30,000         -            30,000
of debt on March 29, 2007 at $0.042857
per share

Issuance of common stock for cash                -         -      400,000     50,000         -            50,000
April 2007 at $0.125 per share

Issuance of common stock for cash on             -         -      400,000     50,000         -            50,000
May 2007 at $0.125 per share

Issuance of common stock for cash in             -         -       40,000      5,000         -             5,000
November 2007 at $0.125 per share

Issuance of common stock for services            -         -      300,000     37,500         -            37,500
in November 2007 at $0.125 per share

Conversion of Series A Convertible            (8,000)   (2,000)    16,000      2,000         -               -
Preferred Stock into Common Stock on
a 1:2 basis on February 5, 2007

Net loss for the year ended December             -         -        -           -         (166,969)     (166,969)
31, 2007
                                             --------  -------- ---------   --------    -----------    ----------
Balance at December 31, 2007                     -         -    7,488,804    436,790      (494,082)      (57,291)

Net loss for the year ended December             -         -        -           -         (112,774)     (112,774)
31, 2008
                                             --------  -------- ---------   --------    -----------    ----------
Balance at December 31, 2008                       -         -  7,488,804   $436,790   $  (606,855)   $ (170,065)
                                             ========  ======== =========   ========    ===========    ==========

                         See accompanying Notes to Financial Statements.
                                               43


                                ATOMIC PAINTBALL, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS

                                                                                       FROM INCEPTION
                                                                  Year Ended            (May 8, 2001)
                                                                 DECEMBER 31,        THROUGH DECEMBER 31,
                                                              2008          2007            2008

                                                         ---------------------------------------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS                                                 $    (112,774)$   (166,969)   $     (606,855)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Depreciation                                                    -            -             6,835
     Loss on Disposal of Fixed Assets                                -            -             3,464
     Issuance of Common Stock For Services                           -       37,500           181,944
     Gain on Settlement of Liabilities                               -            -           (13,600)

CHANGES IN OPERATING ASSETS & LIABILITIES
     Decrease in Prepaid Expenses                                  361            -                 -
     Decrease in Other Receivables                                   -         (325)                -
     Increase (Decrease) in Accounts Payable                    24,993       (2,770)           45,607
     Increase in Accrued Expenses                                6,819        5,363            14,986

                                                         ---------------------------     -------------
     Total Cash Flow Used In Operating Activities              (80,600)    (127,202)         (367,620)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Fixed Assets                                        -            -           (10,299)
                                                           ------------  -----------     -------------
     Total Cash Flow Used In Investing Activities                    -            -           (10,299)


CASH FLOW FROM FINANCING ACTIVITIES
     Advances Under Loans From Shareholders                     68,875       36,375           199,411
     Net Proceeds from Issuance of Common Stock                      -      105,000           106,000
     Net Proceeds from Issuance of Preferred Stock                   -            -            75,000
                                                           ------------  -----------     -------------
     Total Cash Flow Provided by Financing Activities           68,875      141,375           380,411

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS       $     (11,725)$     14,173    $        2,492
                                                           ============  ===========     =============

Cash and Cash Equivalents at the beginning of the period $      14,217 $         44    $            -
                                                           ============  ===========     =============
Cash and Cash Equivalents at the end of the period       $       2,492 $     14,217    $        2,492
                                                           ============  ===========     =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                   $           - $          -    $          207
                                                           ============  ===========     =============
Cash paid for income tax                                 $           - $          -    $            -
                                                           ============  ===========     =============


                 See accompanying Notes to Financial Statements.

                             ATOMIC PAINTBALL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2008 AND 2007


1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations -- We are a development stage corporation incorporated on May 8, 2001 in the State of Texas which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The website has not been developed at this time.

During the years ended December 31, 2007 and 2008 we focused on completing those actions necessary to the implement our business plan.

On October 11, 2007, we filed a Form 10-SB12G with the Securities and Exchange Commission (SEC) seeking to become a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934. The filing became effective on December 10, 2007, at which time we succeeded in becoming a fully reporting company pursuant to Section 12 (g) of the Securities Exchange Act of 1934.

In November 2007 we issued a further 40,000 shares of our common stock at $0.125 per share for total consideration of $5,000 to an accredited investor and 300,000 shares of our common stock, valued at $0.125 per share or $37,500, as remuneration to our former director, Jeffery L. Perlmutter.

In December 2007, following our registration pursuant to Section 12 (g) of the Securities Exchange Act of 1934 the remaining 8,000 shares of our Series A Convertible Preferred Shares automatically converted into 16,000 shares of our common stock.

In May 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf to FINRA seeking to have our shares of common stock listed on the OTC Bulletin Board. In FINRA's response to the Form 15c-211 that was filed on our behalf, FINRA took the position that, under their own interpretation of what constitutes a "shell" company as opposed to a "development" stage company, we constitute a "shell" company rather than a "development" stage company. Accordingly FINRA instructed us to re-file our previous filings with the SEC with the "box checked" on the first page to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Our management is in no doubt that we were, and are, a development stage company as defined by Statement of Financial Accounting Standards No 7 "Accounting and Reporting by Development Stage Enterprises." Our management's belief that we were, and are, a development stage company is supported by current SEC guidelines, our auditors and our outside legal counsel. At the same time, our management recognizes FINRA's right to apply its own definition to this issue. Accordingly, we amended our previous filings with the SEC, where appropriate, in accordance with FINRA instructions, by "checking the box" on the first page of each of our SEC filings to indicate we are a shell company (as defined in Rule 12b-2 of the Exchange Act). Amending our filings in this way, on the instruction of FINRA, in no way alters the fact that we have, and continue to, consistently pursue our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.

In October 2008, FINRA approved shares of our common stock to trade on both the Over the Counter Bulletin Board and the Pink Sheets under the trading symbol "ATOC."

It is our current intention, within our existing level of interim funding, to continue to accelerate progress on the implementation of our proposed business.

If we are successful in raising further equity finance we plan to establish corporate offices, hire senior management, conduct feasibility studies for real estate acquisitions for paintball locations, purchase land and equipment for operating paintball parks, purchase inventory for resale and develop our website for marketing our paintball games and miscellaneous services via the Internet. We will consider acquiring existing underperforming paintball parks where we can create value through new capital expenditure and the application of state of the art marketing and operating disciplines. We will also consider acquiring existing, established, profitable paintball parks as a means of establishing rapidly a critical mass of profitable operations. We would need to raise substantial funds to complete this business plan and there can be no assurance that we will be able to raise sufficient equity to fund our strategy

Significant Accounting Policies

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

Income Taxes - Our deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the years ended December 31, 2008 and 2007.

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

There were no differences between our comprehensive loss and net loss during the years ended December 31, 2008 and 2007.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for during the years ended December 31, 2008 and 2007 as we had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

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

Recently Issued Accounting Pronouncements--

In September 2006, the FASB issued  Statement of Financial  Accounting  Standard
(SFAS) No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2007, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of EITF 06-11 is not expected to have a material effect on our financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities ("EITF 07-03"). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 is not expected to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFASNo. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITFNo. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITFNo. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its consolidated results of operations or financial condition.

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

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

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

2.       GOING CONCERN AND LIQUIDITY:

At December 31, 2008, we had total assets of $2,492 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $172,557 and a stockholder' deficit of $170,065.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2008, we had a working capital deficit of $170,065 and reported an accumulated deficit of $606,855.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed

During the year ended December 31, 2007, we raised $105,000 in cash through the private placement of 840,000 shares of our common stock at $0.125 per share. Mr. Perlmutter, a former director of the Company, subscribed for 200,000 of these shares in exchange for $25,000. There can be no assurance that we will be able to secure additional financing on an ongoing basis.

Since his appointment on August 31, 2006 and through December 31, 2008, Mr. Cutler, our sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2008, the Company owed Mr. Cutler $113,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

3. ACCOUNTS PAYABLE

The balances of Accounts Payable at December 31, 2008 and 2007 include certain liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet

4. ACCRUED EXPENSES

The balances of Accrued Expenses at December 31, 2008 and 2007 represents accrued interest on loan notes provided to us by certain of our shareholders.

5.  LOANS FROM SHAREHOLDERS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.

Since his appointment on August 31, 2006 and through December 31, 2008, Mr. Cutler, our sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2008, the Company owed Mr. Cutler $113,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

6. RELATED PARTY TRANSACTIONS

In March 2007, Mr. Cutler, our Chief Executive Officer and a director, converted a further $30,000 of the debt for advances he had provided to us into 697,674 shares of our common stock.

In May 2007, Mr. Perlmutter, our former director, subscribed for 200,000 shares of our common stock at a price of $0.125 per share for total consideration of $25,000.

During the year ended December 31, 2007, Mr. Perlmutter, our former director, was issued 300,000 shares of common, valued at $37,500, for his services to us as a former director.

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

Since his appointment on August 31, 2006 and through December 31, 2008, Mr. Cutler, our sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2008, the Company owed Mr. Cutler $113,486. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

7.  STOCKHOLDERS' DEFICIT:

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

During September 2006 shareholders holding 112,000 of our Series A Convertible Preferred Shares converted these Convertible Preferred Shares into 224,000 shares of our common stock.

During January and February 2007 shareholders holding 180,000 of our Series A Convertible Preferred Shares converted these Convertible Preferred Shares into 360,000 shares of our common stock.

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

In April and May 2007, we issued 800,000 shares of our common stock at $0.125 per share for total consideration of $100,000. Mr. Perlmutter, our former director, subscribed for 200,000 of these shares for total consideration of $25,000.

In November 2007, we issued a further 40,000 shares of our common stock at $0.125 per share for total consideration of $5,000 to an accredited investor and 300,000 shares of our common stock, valued at $0.125 per share or $37,500, as remuneration to our former director, Jeffery L. Perlmutter.

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

No stock options were issued or outstanding during the years ended December 31, 2008 and 2007.

8. COMMITMENTS AND CONTINGENCIES:

No legal proceedings are pending or threatened to the best of our knowledge.

9. INCOME TAX

We have had losses since our Inception (May 8, 2001) through December 31, 2008 and therefore have not been subject to federal or state income taxes. We have accumulated tax losses available for carry forward of approximately $607,000. The carry forward is subject to examination by the tax authorities and expires at various dates through the year 2028. The Tax Reform Act of 1986 contains provisions that limits the NOL carry forwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently, following the issue of 55.1% of our total authorized and issued share capital in August 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.


10. SUBSEQUENT EVENTS

On March 31, 2009, Mr. Jeffrey Perlmutter resigned as a director.

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ATOMIC PAINTBALL, INC.



Date: March 31, 2009                       By:   /s/ DAVID J. CUTLER
                                               ---------------------------------
                                                David J Cutler
                                                Chief Executive Officer, &
                                                Chief Financial Officer

In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                    TITLE                       DATE


       /s/ David J. Cutler          Chief Executive Officer,      March 31, 2009
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer) and
                                    Director