Form 10-Q
period 2009-03-31
ATOMIC PAINTBALL INC
filed 2009-05-13
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-52856

                             ATOMIC PAINTBALL, INC.
                           --------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                              Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 11, 2009, there were 7,488,804 shares of the registrant's common stock, no par value, issued and outstanding.

                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

Balance Sheet - March 31, 2009 and December 31, 2008                        3

Statement of Operations  - Three months ended  March 31, 2009 and 2008
and for the period from inception (May 8, 2001) through March 31, 2009      4

Statement of Cash Flows - Three months ended March 31, 2009 and 2008
and for the period from inception (May 8, 2001) through March 31, 2009      5

Notes to Financial Statements                                               6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        18

Item 4. Controls and Procedures                                            19

Item 4T.  Controls and Procedures                                          19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3.  Defaults Upon Senior Securities                                   19

Item 4.  Submission of Matters to a Vote of Security Holders               19

Item 5.  Other Information                                                 19

Item 6.  Exhibits                                                          19

SIGNATURES                                                                 20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                ATOMIC PAINTBALL, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                    BALANCE SHEETS

                                                                                                MARCH 31,      DECEMBER 31,
                                                                                                  2009           2008
                                                                                               (Unaudited)     (Audited)
                              ASSETS

Current Assets

      Cash & Cash Equivalents                                                             $       1,492      $       2,492

                                                                                            ------------       ------------
                  Total Current Assets                                                            1,492              2,492

                                                                                            ------------       ------------
      TOTAL ASSETS                                                                        $       1,492      $       2,492
                                                                                            ============       ============

                              LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                    $      23,962      $      32,007
      Accrued Expenses                                                                           17,498             14,986
      Loans from Shareholders                                                                   145,204            125,564

                                                                                            ------------       ------------
                  Total Liabilities, all current                                                186,664            172,557
                                                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' (DEFICIT)

      Preferred Stock, no par value: 2,000,000 shares authorized
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized                   -                  -
        no shares issued and outstanding as at March 31, 2009 and December 31, 2008 respectively, with a $0.25 per share liquidation preference'

      Common Stock, no par value: 10,000,000 shares authorized,                                 436,790            436,790
        7,488,804 shares issued and outstanding as at March 31, 2009 and
        December 31, 2008, respectively

      Deficit accumulated during the development stage.                                        (621,963)          (606,855)

                                                                                            ------------       ------------
                  Total Stockholders' Deficit                                                  (185,172)          (170,065)

                                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $       1,492      $       2,492
                                                                                            ============       ============

                    See accompanying Notes to Financial Statements.


                                  ATOMIC PAINTBALL, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                                                     FROM INCEPTION
                                                     THREE MONTHS ENDED              (May 8, 2001)
                                                          MARCH 31,                THROUGH MARCH 31,
                                                   2009              2008                 2009

                                           ------------------   ---------------     -----------------

OPERATING EXPENSES

      General and Administrative           $          17,560  $         43,303    $          610,881
      Depreciation and amortization                        -                 -                 6,835
      Gain on Statute Barred Liabilities              (4,964)                -                (4,964)
      Gain on Settlement of Liabilities                    -                 -               (13,600)

                                           ------------------   ---------------     -----------------
      Total Operating Expenses                        12,596            43,303               599,151

OPERATING LOSS                                       (12,596)          (43,303)             (599,151)

OTHER INCOME (EXPENSE)
      Interest Expense                                (2,512)           (1,035)              (22,812)

                                           ------------------   ---------------     -----------------
Net Loss before Income Taxes                         (15,108)          (44,337)             (621,963)

Income tax expense                                         -                 -                     -

                                           ------------------   ---------------     -----------------
NET LOSS                                   $         (15,108) $        (44,337)   $         (621,963)
                                           ==================   ===============     =================

NET LOSS PER COMMON SHARE

      Basic & Diluted                               *                   ($0.01)
                                           ==================   ===============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                           7,488,804         7,488,804
                                           ==================   ===============

* Less than ($0.01) per share.

                              See accompanying Notes to Financial Statements.


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMEMENT STAGE COMPANY)
                                     STATEMENT OF CASH FLOWS


                                           (Unaudited)


                                                                                                      FROM INCEPTION
                                                                        THREE MONTHS ENDED            (May 8, 2001)
                                                                              MARCH 31,             THROUGH MARCH 31,
                                                                        2009           2008                2009

                                                                  ---------------------------------------------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS                                                          $      (15,108)$      (44,337)     $      (621,963)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Depreciation                                                             -              -                6,835
      Loss on Disposal of Fixed Assets                                         -              -                3,464
      Issuance of Common Stock For Services                                    -              -              181,944
      Gain on Statute Barred Liabilities                                  (4,964)             -               (4,964)
      Gain on Settlement of Liabilities                                        -              -              (13,600)

CHANGES IN OPERATING ASSETS & LIABILITIES
      Decrease in Prepaid Expenses                                             -            361                    -
      Decrease in Other Receivables                                            -              -                    -
      Increase (Decrease) in Accounts Payable                             (3,080)        21,030               42,527
      Increase in Accrued Expenses                                         2,512          2,842               17,498

                                                                  ------------------------------       --------------
      Total Cash Flow Used In Operating Activities                       (20,640)       (20,104)            (388,260)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                                 -              -              (10,299)
                                                                    -------------   ------------       --------------
      Total Cash Flow Used In Investing Activities                             -              -              (10,299)


CASH FLOW FROM FINANCING ACTIVITIES
      Advances Under Loans From Shareholders                              19,640         19,100              219,051
      Net Proceeds from Issuance of Common Stock Stock                         -              -              106,000
      Net Proceeds from Issuance of Preferred Stock                            -              -               75,000

                                                                    -------------   ------------       --------------
      Total Cash Flow Provided By Financing Activities                    19,640         19,100              400,051

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                $       (1,000)$       (1,004)     $         1,492
                                                                    =============   ============       ==============

Cash and Cash Equivalents at the beginning of the period          $        2,492 $       14,217      $             -
                                                                    =============   ============       ==============
Cash and Cash Equivalents at the end of the period                $        1,492 $       13,213      $         1,492
                                                                    =============   ============       ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                            $            - $            -      $           207
                                                                    =============   ============       ==============
Cash paid for income tax                                          $            - $            -      $             -
                                                                    =============   ============       ==============



                         See accompanying Notes to Financial Statements.

                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - Atomic Paintball, Inc., is a development stage corporation incorporated on May 8, 2001 in the State of Texas, which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. While we have established a website to comply with SEC requirements, the website has not been developed for our commercial activities at this time.

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

On March 31, 2009, Mr. Jeffrey Perlmutter resigned as a director. We are actively seeking to appoint a replacement for Mr. Perlmutter as a non-executive director.

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

Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Atomic Paintball, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC.

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

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the three months ended March 31, 2009 and 2008 or during the period from inception (May 8, 2001) through March 31, 2009.

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

There were no differences between our comprehensive loss and net loss during the three months ended March 31, 2009 and 2008 or during the period from inception (May 8, 2001) through March 31, 2009.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three months ended March 31, 2009 and 2008 and during the period from inception (May 8, 2001) through March 31, 2009, we have had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

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

Business Segments -- We believe that our activities during the three months ended March 31, 2009 and 2008 comprised a single segment.

Recently Issued Accounting Policies - In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFASNo. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITFNo. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITFNo. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its consolidated results of operations or financial condition.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

2.       GOING CONCERN AND LIQUIDITY:

At March 31, 2009, we had total assets of $1,492 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $186,664 and a stockholder' deficit of $185,172.

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

Mr. Cutler, our sole officer and a director, has made advances to us by way of a loan to support our ongoing operating costs and settle certain outstanding liabilities. At March 31, 2009, the Company owed Mr. Cutler $133,127. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

3. LOANS FROM RELATED  PARTIES - SHAREHOLDERS

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

Mr. Cutler, our sole officer and a director, has made advances to us by way of a loan to support our ongoing operating costs and settle certain outstanding liabilities. At March 31, 2009, the Company owed Mr. Cutler $133,127. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis.

4.  STOCKHOLDERS' DEFICIT:

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

All No shares of our Preferred Stock were issued or outstanding during the three months ending March 31, 2009 or 2008.

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

No stock options were issued or outstanding during the three months ended March 31, 2009 or 2008.

5. COMMITMENTS AND CONTINGENCIES:

No legal proceedings are pending or threatened to the best of our knowledge.

6. INCOME TAX

We have had losses since our Inception (May 8, 2001) through March 31, 2009 and therefore have not been subject to federal or state income taxes. We have accumulated tax losses available for carry forward of approximately $622,000. The carry forward is subject to examination by the tax authorities and expires at various dates through the year 2029. The Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue of 55.1% of our total authorized and issued share capital in August 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

8. SUBSEQUENT EVENTS

None

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

On March 31, 2009, Mr. Jeffrey Perlmutter resigned as a director. We are actively seeking to appoint a replacement for Mr. Perlmutter as a non-executive director.

It is our current intention, within our existing level of interim funding, to continue to accelerate progress on the implementation of our proposed business.

PLAN OF OPERATIONS

We intend to attempt to raise $250,000 in an initial private placement to fund our business plan.

Our proposed operating budget is:

Accounting and legal expenses                              $   10,000
Salaries and wages                                            100,000
Feasibility                                                    50,000
Marketing                                                      30,000
Development of website                                         10,000
Travel and administrative                                      25,000
Office expenses                                                25,000
                                                          ------------
                                                           $  250,000
                                                          ============

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

Liquidity and Capital Resources

At March 31, 2009, we had total assets of $1,492 consisting solely of cash, no operating business or other source of income, outstanding liabilities totaling $186,664 and a stockholder' deficit of $185,172.

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

Mr. Cutler, our sole officer and a director, has made advances to us by way of a loan to support our ongoing operating costs and settle certain outstanding liabilities. At March 31, 2009, the Company owed Mr. Cutler $133,127. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

During the three months ended March 31, 2009 and 2008, the Company did not recognize any revenues from its operations.

General and Administrative Expenses

During the three months ended March 31, 2009, we incurred $17,560 in general and administrative expenses compared to $43,303 in the three months ended March 31, 2008, a decrease of $25,743.

During the three months ended March 31, 2008, we incurred substantial consulting and professional fees in order to achieve our listing on the Over the Counter Bulletin Board and the Pink Sheets which was finally completed in May 2008. No such expenditure was required in the three months ended March 31, 2009, and consequently our general and administrative expenses were substantially lower in this period as compared to the prior year.

Gain on Statute Barred Liabilities During the three months ended March 31, 2009, we recognized a gain on statute barred liabilities of $4,964 compared to a no gain on statute barred liabilities in the three months ended March 31, 2008, an increase of $4,964.

During the three months ended March 31, 2009, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of Texas and we recognized a gain on these statute barred liabilities of $4,964. No outstanding liabilities were statute barred in the three months ended March 31, 2008.

Interest Expense

We recognized an interest expense of $2,512 during the three months ended March 31, 2009, compared to $1,035 during the three months ended March 31, 2008, an increase of $1,477. This interest expense relates to the interest accrued on the loan made to us by certain of our officers and shareholders. The increase in the amount of interest between the two periods reflects the increase in the average principal balance of the loans made to us by our officers and shareholders between the two periods.

Provision for Income Taxes

No provision for income taxes was required during the three months ended March 31, 2009 or 2008, as we generated tax losses in both periods.

Net Loss and Comprehensive Loss

During the three months ended March 31, 2009, we recognized a net loss of $15,108 compared to a net loss of $44,337 during the three months ended March 31, 2008, a decrease of $29,229 due to the factors discussed above.

The comprehensive loss was identical to the net loss during both the three months ended March 31, 2009 and 2008.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

At March 31, 2009, we had total assets of $1,492 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $186,664 and a stockholder' deficit of $185,172.

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

The United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but it may be substantial. Mr. Cutler, our sole officer and a director, has made advances to us by way of a loan to support our ongoing operating costs and settle certain outstanding liabilities. At March 31, 2009, the Company owed Mr. Cutler $133,127. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis.

Net cash used in operations in the three months ended March 31, 2009, was $20,640 almost identical to $20,104 used in the three months ended March 31, 2008. In the three months ended March 31, 2009, our net losses, after adjustment for non-cash items, resulted in a negative cash flow of $20,072, which was partially offset by a positive cash flow of $562 generated from the net movement in our operating assets and liabilities. This compares with net losses, without any need for adjustment for non-cash items, of $44,337 in the three months ended March 31, 2008, which was partially offset by a positive cash flow of $24,233 generated from the net movement in our operating assets and liabilities.

No cash was provided by or used in investing activities during the three months ended March 31, 2009 or 2008.

Net cash provided by financing activities during the three months ended March 31, 2009, was $19,640 almost identical to $19,100 net cash provided by financing activities during the three months ended March 31, 2008.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the quarter ended March 31, 2009, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended March 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

ITEM 2.  CHANGES IN SECURITIES

During the three months ended March 31, 2009 and 2008 the Company did not make any sales or issuances of its unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under the terms of a loan note with a former officer, director and a shareholder of the Company as described in Note 3 Loan from Shareholders in the Notes to Financial Statements above.

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

                                         ATOMIC PAINTBALL, INC.




Date: May 13, 2009                       By: /s/ DAVID J. CUTLER
                                             -----------------------------------
                                             David J Cutler
                                             Chief Executive Officer &
                                             Chief Financial Officer