Form 10-Q
period 2009-06-30
ATOMIC PAINTBALL INC
filed 2009-08-19
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [X] No

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 2009, there were 7,488,804 shares of the registrant's common stock, no par value, issued and outstanding.



                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                       Page
                                                                                      ----

Balance Sheet - June 30, 2009 and December 31, 2008                                     3

Statement of  Operations - Three and Six months ended June 30, 2009 and 2008 and
for the period from inception (May 8, 2001) through June 30, 2009                       4

Statement of Cash Flows - Six months  ended June 30,  2009 and 2008 and for the
period from inception (May 8, 2001) through June 30, 2009                               5

Notes to Financial Statements                                                           6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                      14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     18

Item 4. Controls and Procedures                                                         19

Item 4T.  Controls and Procedures                                                       19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                              19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    19

Item 3.  Defaults Upon Senior Securities                                                19

Item 4.  Submission of Matters to a Vote of Security Holders                            19

Item 5.  Other Information                                                              19

Item 6.  Exhibits                                                                       19

SIGNATURES                                                                              20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                         BALANCE SHEETS

                                                                                             June 30,          DECEMBER 31,
                                                                                               2009                2008
                                                                                            (Unaudited)         (Audited)
                              ASSETS

Current Assets

      Cash & Cash Equivalents                                                             $           -      $           -
      Assets of Discontinued Operations                                                              50              2,492
                                                                                            ------------       ------------
                  Total Current Assets                                                               50              2,492
                                                                                            ------------       ------------
      TOTAL ASSETS                                                                        $          50      $       2,492
                                                                                            ============       ============

                              LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Liabilities of Discontinued Operations                                              $     239,736      $     172,557
                                                                                            ------------       ------------
                  Total Liabilities, all current                                                239,736            172,557
                                                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' (DEFICIT)

      Preferred Stock, no par value: 2,000,000 shares authorized
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized                   -                  -
        no shares issued and outstanding as at June 30, 2009 and December 31, 2008 respectively, with a $0.25 per share liquidation preference'

      Common Stock, no par value: 10,000,000 shares authorized,                                 436,790            436,790
        7,488,804 shares issued and outstanding as at June 30, 2009 and
        December 31, 2008, respectively

      Deficit accumulated during the development stage.                                        (676,477)          (606,855)
                                                                                            ------------       ------------
                  Total Stockholders' Deficit                                                  (239,687)          (170,065)
                                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $          50      $       2,492
                                                                                            ============       ============

                         See accompanying Notes to Financial Statements.

                                                3


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                                                    FROM INCEPTION
                                          THREE MONTHS ENDED             SIX MONTHS ENDED            (May 8, 2001)
                                                June 30,                      JUNE 30,             THROUGH MARCH 31,
                                         2009          2008            2009            2008             2009
                                   ---------------  ------------   -------------   -------------    --------------

CONINTUING OPERATING EXPENSES

      General and Administrative   $            -  $          -  $            -  $            -   $             -

                                   ---------------  ------------   -------------   -------------    --------------
      Total Operating Expenses                  -             -               -               -                 -

OPERATING LOSS                                  -             -               -               -                 -

OTHER INCOME (EXPENSE)
      Interest Expense                          -             -               -               -                 -

                                   ---------------  ------------   -------------   -------------    --------------
Net Loss before Income Taxes                    -             -               -               -                 -

Income tax expense                              -             -               -               -                 -
                                     -------------  ------------   -------------   -------------    --------------

Loss from continuting operations                -             -               -               -                 -

Loss from discontinued operations         (54,532)      (27,716)        (69,940)        (72,054)         (676,477)
                                   ---------------  ------------   -------------   -------------    --------------
NET LOSS                           $      (54,532) $    (27,716) $      (69,940) $       (72,054)  $     (676,477)
                                   ===============  ============   =============   =============    ==============

NET LOSS PER COMMON SHARE

  Basic & Diluted, continuing
        operations        -                     -             -               -             -
  Basic & Diluted, discontinued
        operations      -                  ($0.01)            -          ($0.01)        (0.01)
                                     -------------  ------------   -------------   -------------
  Basic & Diluted                          ($0.01)           *           ($0.01)      $ (0.01)
                                   ===============  ============   =============   =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                 7,488,804      7,488,804      7,488,804       7,488,804
                                   ===============  ============   =============   =============

* Less than ($0.01) per share.

                         See accompanying Notes to Financial Statements.

                                                4


                                        ATOMIC PAINTBALL
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)
                                                                                                      FROM INCEPTION
                                                                         SIX MONTHS EN                 (May 8, 2001)
                                                                              JUNE 30,                THROUGH JUNE 30,
                                                                        2009           2008                2009
                                                                  ---------------------------------------------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS FROM CONTINUING OPERATIONS                               $            - $            -      $             -

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Depreciation                                                             -              -                    -

CHANGES IN OPERATING ASSETS & LIABILITIES
                                                                  ------------------------------       --------------
      Total Cash Flow Used In Operating Activities                             -              -                    -

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                                 -              -                    -
                                                                    -------------   ------------       --------------
      Total Cash Flow Used In Investing Activities                             -              -                    -


CASH FLOW FROM FINANCING ACTIVITIES
                                                                    -------------   ------------       --------------
      Total Cash Flow Provided By Financing Activities                         -              -                    -

CASH USED IN DISCONTINUED OPERATIONS                                      (2,442)        (2,182)                  25

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                $            - $       (2,182)     $             -
                                                                    =============   ============       ==============

Cash and Cash Equivalents at the beginning of the period          $        2,492 $       14,217      $             -
                                                                    =============   ============       ==============
Cash and Cash Equivalents at the end of the period                $           50 $       12,035      $            25
                                                                    =============   ============       ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                            $            - $            -      $           207
                                                                    =============   ============       ==============
Cash paid for income tax                                          $            - $            -      $             -
                                                                    =============   ============       ==============



                         See accompanying Notes to Financial Statements.

                                                5

                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2009

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

On June 29, 2009, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District, under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims in existence against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed.

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

Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Atomic Paintball, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC.

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

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the six months ended June 30, 2009 and 2008 or during the period from inception (May 8, 2001) through March 31, 2009.

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

There were no differences between our comprehensive loss and net loss during the six months ended June 30, 2009 and 2008 or during the period from inception (May 8, 2001) through June 30, 2009.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the six months ended June 30, 2009 and 2008 and during the period from inception (May 8, 2001) through June 30, 2009, we have had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

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

Business Segments -- We believe that our activities during the six months ended June 30, 2009 and 2008 comprised a single segment.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

2.       GOING CONCERN:

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2009 we reported an accumulated deficit of $676,477.

On June 29, 2009, the Company filed for protection under Chapter 7 of Title 7 of the United States Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  DISCONTINUED OPERATIONS

On June 29, 2009, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District, under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims in existence against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed.

At June 30, 2009, the carrying values of the Company's assets and liabilities (presented as assets and liabilities of discontinued operations) are as follows:

        Assets:
          Cash                                   $                50
                                                 -------------------
        Total Assets                             $                50
                                                 ===================

        Liabilities:
          Accounts payable                       $            40,742
          Accrued liabilities                                 18,856
         Loan from shareholder(1)                            180,138
                                                 -------------------
        Total Liabilities                        $           239,736
                                                 ===================


             (1) Barbara J. Smith, formerly an officer, director and a shareholder of the Company loaned us a total of $10,900 between April and July of 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5%, was repayable in full in July 15, 2004. The loan was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.

            Mr. Cutler, our sole officer and a director, has made advances to us by way of a loan to support our ongoing operating costs and settle certain outstanding liabilities. At June 30, 2009, the Company owed Mr. Cutler $168,060. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis.

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

No shares of our Preferred Stock were issued or outstanding during the three months ending June 30, 2009 or 2008.

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

No stock options were issued or outstanding during the six months ended June 30, 2009 or 2008.

5. COMMITMENTS AND CONTINGENCIES:

On June 9, 2009, three Atomic shareholders filed a lawsuit against Atomic Director David Cutler in the County Court at Law No. 4 in Dallas County, Texas, styled JH Brech, LLC et al. v. Cutler et al., Cause No. CC-090-4654-D ("State Court Litigation"). The state court granted a temporary restraining order on June 9, 2009, which required Cutler to refrain from: (a) marketing, attempting to sell, transferring or otherwise disposing of Atomic; (b) causing Atomic to issue any further shares of stock to Cutler; (c) dissipating any assets of Atomic, including paying any amounts not in the ordinary course of business; and
(d) transferring any shares of stock to any third party. On June 18, 2009, the court granted Plaintiffs' motion to extend the temporary restraining order. On June 22, 2009, Cutler filed a special appearance and, subject thereto, plea to the jurisdiction and plea in abatement. On June 26, 2009, Cutler made demand on the Corporation's counsel for indemnity of attorneys fees incurred in defense of the lawsuit. At the time of the demand, Cutler's legal fees exceeded $22,000.

Atomic filed for Chapter 7 bankruptcy on June 29, 2009 in a Title 11 Case styled In re Atomic Paintball, Case No. 09-34008-7, now pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Cutler, thereafter, on June 29, 2009 removed the State Court Litigation to the United States District Court for the Northern District of Texas, Dallas Division, styled JH Brech, LLC et al. v. Cutler et al., Case No. 3:09-CV1213-G ("Federal Litigation"). Plaintiffs in the State Court Litigation, also on June 29, 2009, filed a First Amended Petition. On August 19, 2009, the District Court remanded the Federal Litigation to the County Court at Law No. 4.

6. INCOME TAX

We have had losses since our Inception (May 8, 2001) through June 30, 2009 and therefore have not been subject to federal or state income taxes. We have accumulated tax losses available for carry forward of approximately $627,000. The carry forward is subject to examination by the tax authorities and expires at various dates through the year 2029. The Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue of 55.1% of our total authorized and issued share capital in August 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

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

On June 29, 2009, the Company (the Debtors) filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District, under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims in existence against the Debtor in existence prior to the filing of the petitions for relief under the U.S. Bankruptcy Code are stayed.

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

Liquidity and Capital Resources

At June 30, 2009, we had total assets of $50 consisting solely of cash, no operating business or other source of income, outstanding liabilities totaling $239,736 and a stockholder' deficit of $239,686.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2009, we reported an accumulated deficit of $676,477.

Mr. Cutler, our sole officer and a director, has made advances to us by way of a loan to support our ongoing operating costs and settle certain outstanding liabilities. At June 30, 2009, the Company owed Mr. Cutler $168,060.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2009  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2008

During the three months ended June 30, 2009 and 2008, the Company did not recognize any revenues from its operations.

Discontinued Operations

During the three months ended June 30, 2009, the loss from discontinued operations of $54,332 compared to the three months ended June 30, 2008. The increase of $26,262 is a result of legal fees incurred in the three months ended June 30, 2009.

Net Loss and Comprehensive Loss

During the three months ended June 30, 2009, we recognized a net loss of $54,332 compared to a net loss of $27,716 during the three months ended June 30, 2008, a increase of $26,262 relates to legal fees incurred in the three months ended June 30, 2009.

The comprehensive loss was identical to the net loss during both the three months ended June 30,, 2009 and 2008.

SIX  MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

During the six months ended June 30, 2009 and 2008, the Company did not recognize any revenues from its operations.

Discontinued Operations

During the six months ended June 30, 2009, the loss from discontinued operations of $69,940 compared to $72,054 for the six months ended June 30, 2008. The decrease of $2,114 is a result of increased operations over the prior period.

Net Loss and Comprehensive Loss

During the six months ended June 30, 2009, we recognized a net loss of $69,940 compared to a net loss of $72,054 during the six months ended June 30, 2008, a decrease of $2,114 due to the factors discussed above.

The comprehensive loss was identical to the net loss during both the six months ended June 30, 2009 and 2008

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

At June 30, 2009, we had total assets of $50 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $239,736 and a stockholder' deficit of $239,686.

Net cash used by discontinued operations during the six months ended June 30, 2009 was $2,442. Net cash used by discontinued operations during the six months ended June 30, 2008 was $2,182.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2009, we reported an accumulated deficit of $676,477.

Mr. Cutler, our sole officer and a director, has made advances to us by way of a loan to support our ongoing operating costs and settle certain outstanding liabilities. At June 30, 2009, the Company owed Mr. Cutler $168,060.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the quarter ended June 30, 2009, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

    (ii)  provide  reasonable   assurance  that  transactions  are  recorded  as
          necessary to permit preparation

   (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended June 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


Atomic filed for Chapter 7 bankruptcy on June 29, 2009 in a Title 11 Case styled In re Atomic Paintball, Case No. 09-34008-7, now pending in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. Cutler, thereafter, on June 29, 2009 removed the State Court Litigation to the United States District Court for the Northern District of Texas, Dallas Division, styled JH Brech, LLC et al. v. Cutler et al., Case No. 3:09-CV1213-G ("Federal Litigation"). Plaintiffs in the State Court Litigation, also on June 29, 2009, filed a First Amended Petition. On August 19, 2009, the District Court remanded the Federal Litigation to the County Court at Law No. 4.

ITEM 2.  CHANGES IN SECURITIES

During the period of April 1, 2009 through June 30, 2009, we did not make any sales or issuances of our unregistered securities.

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

                                     ATOMIC PAINTBALL, INC.




Date: August 19, 2009                By:  /s/ DAVID J. CUTLER
                                          --------------------------------------
                                          David J Cutler
                                          Chief Executive Officer, &
                                          Chief Financial Officer