Form 10-Q
period 2009-09-30
ATOMIC PAINTBALL INC
filed 2009-11-23
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                              Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ X] No

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 13, 2009, there were 7,488,804 shares of the registrant's common stock, no par value, issued and outstanding.


                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                   Page
                                                                                  ----

Balance Sheet - September 30, 2009 and December 31, 2008                            3

Statement of  Operations - Three and Nine months  ended  September  30, 2009 and
2008 and for the period from inception (May 8, 2001) through
September  30, 2009                                                                 4

Statement of Cash Flows - Nine months ended September 30, 2009 and 2008 and for the period from inception (May 8, 2001) through September 30, 2009 5

Notes to Financial Statements                                                       6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                18

Item 4. Controls and Procedures                                                    19

Item 4T.  Controls and Procedures                                                  19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                         19

Item 1A. Risk Factors - Not Applicable                                             19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               19

Item 3.  Defaults Upon Senior Securities                                           19

Item 4.  Submission of Matters to a Vote of Security Holders                       19

Item 5.  Other Information                                                         19

Item 6.  Exhibits                                                                  19

SIGNATURES                                                                         20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                         BALANCE SHEETS

                                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                                  2009             2008
                                                                                              (Unaudited)       (Audited)
                              ASSETS

Current Assets

      Cash & Cash Equivalents                                                             $           -      $           -
      Assets of Discontinued Operations                                                              50              2,492
                                                                                            ------------       ------------
                  Total Current Assets                                                               50              2,492

                                                                                            ------------       ------------
      TOTAL ASSETS                                                                        $          50      $       2,492
                                                                                            ============       ============

                              LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Liabilities of Discontinued Operations                                              $     264,135      $     172,557
                                                                                            ------------       ------------
                  Total Liabilities, all current                                                264,135            172,557
                                                                                            ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' (DEFICIT)

      Preferred Stock, no par value: 2,000,000 shares authorized
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized                   -                  -
        no shares issued and outstanding as at September 30, 2009 and December 31, 2008 respectively, with a $0.25 per share liquidation preference'

      Common Stock, no par value: 10,000,000 shares authorized,                                 436,790            436,790
        7,488,804 shares issued and outstanding as at September 30, 2009 and
        December 31, 2008, respectively

      Deficit accumulated during the development stage.                                        (700,876)          (606,855)

                                                                                            ------------       ------------
                  Total Stockholders' Deficit                                                  (264,085)          (170,065)

                                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $          50      $       2,492
                                                                                            ============       ============

                         See accompanying Notes to Financial Statements.


                                             ATOMIC PAINTBALL, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEENTS OF OPERATIONS
                                                  (Unaudited)

                                                                                                     FROM INCEPTION
                                            THREE MONTHS ENDED         NINE MONTHS ENDED              (May 8, 2001)
                                               SEPTEMBER 30,               SEPTEMBER 30,           THROUGH SEPTEMBER 30,
                                            2009          2008          2009          2008                2009

                                       --------------  ------------  ------------  ------------      ---------------

CONINTUING OPERATING EXPENSES

      General and Administrative       $           - $           - $           - $           -     $              -

                                       --------------  ------------  ------------  ------------      ---------------
      Total Operating Expenses                     -             -             -             -                    -

OPERATING LOSS                                     -             -             -             -                    -

OTHER INCOME (EXPENSE)
      Interest Expense                             -             -             -             -                    -

                                       --------------  ------------  ------------  ------------      ---------------
Net Loss before Income Taxes                       -             -             -             -                    -

Income tax expense                                 -             -             -             -                    -
                                         ------------  ------------  ------------  ------------      ---------------

Loss from continuting operations                   -             -             -             -                    -

Loss from discontinued operations            (24,399)      (54,532)      (94,039)      (68,418)            (700,876)

                                       --------------  ------------  ------------  ------------      ---------------
NET LOSS                               $     (24,399)$     (54,532)$     (94,039)$     (68,418)    $       (700,876)
                                       ==============  ============  ============  ============      ===============

NET LOSS PER COMMON SHARE

  Basic & Diluted, continuing operations           -             -             -             -
  Basic & Diluted, discontinued operations         *         (0.01)        (0.01)        (0.01)
                                         ------------  ------------  ------------  ------------
  Basic & Diluted                                  *       $ (0.01)      $ (0.01)      $ (0.01)
                                         ============  ============  ============  ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                     7,488,804     7,488,804     7,488,804     7,488,804
                                       ==============  ============  ============  ============

* Less than ($0.01) per share.

                                 See accompanying Notes to Financial Statements.


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                                                   FROM INCEPTION
                                                                         NINE MONTHS ENDED         (May 8, 2001)
                                                                           SEPTEMBER 30,        THROUGH SEPTEMBER 30,
                                                                        2009           2008         2009

                                                                  ---------------------------------------------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS FROM CONTINUING OPERATIONS                               $            -  $           -      $             -

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
      Depreciation                                                             -              -                    -

CHANGES IN OPERATING ASSETS & LIABILITIES

                                                                  ------------------------------       --------------
      Total Cash Flow Used In Operating Activities                             -              -                    -

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                                 -              -                    -
                                                                    -------------   ------------       --------------
      Total Cash Flow Used In Investing Activities                             -              -                    -


CASH FLOW FROM FINANCING ACTIVITIES

                                                                    -------------   ------------       --------------
      Total Cash Flow Provided By Financing Activities                         -              -                    -

CASH USED IN DISCONTINUED OPERATIONS                                      (2,442)        (7,469)                  50

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                $       (2,442) $      (7,469)     $             -
                                                                    =============   ============       ==============

Cash and Cash Equivalents at the beginning of the period          $        2,492  $      14,217      $             -
                                                                    =============   ============       ==============
Cash and Cash Equivalents at the end of the period                $           50  $       6,748      $            50
                                                                    =============   ============       ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                            $            -  $           -      $           207
                                                                    =============   ============       ==============
Cash paid for income tax                                          $            -  $           -      $             -
                                                                    =============   ============       ==============


                         See accompanying Notes to Financial Statements.

                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - Atomic Paintball, Inc.("we" or "the Company"), was incorporated on May 8, 2001 in the State of Texas as a development stage corporation which planned to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its own facilities and through a website.

On June 29, 2009, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition for relief under the U.S. Bankruptcy Code are stayed.

On October 1, 2009, one of our creditors and our sole director and officer, David J Cutler, and our Trustee in bankruptcy, Scott Seidel, filed a Motion Pursuant toss.ss.105, 501, and 502 and Fed. R. Bankr. P. 9019 for Order Approving Bondholder Settlement ("9019 Motion") with the Bankruptcy Court. This 9019 Motion has been objected to by shareholders of the Company, J.H. Brech, LLC, Harry McMillan, Charles J. Webb, Mark Dominey, Mark Armstrong, David Myers and John E. Bradley ("Objecting Shareholders").

On October 15, 2009, Trustee, filed a Suggestion of Bankruptcy and Notice of the Applicability or Partial Applicability of the Automatic Stay of 11 U.S.C. ss.
362(a) in the State Court Litigation. Subsequently, on October 16, 2009, Plaintiffs and Defendant David Cutler executed a Rule 11 Standstill Agreement staying the State Court Litigation until the Bankruptcy Court rules on the 9019 Motion or upon 14 days written notice of either party.

 On October 30, 2009, the Objecting Shareholders filed a Motion to Dismiss Chapter 7 Case ("Motion to Dismiss").

A hearing on both the 9019 Motion and the Motion to Dismiss is set at 2:30 p.m., December 17, 2009, before Judge Jernigan, United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited financial statements of Atomic Paintball, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed with the SEC.

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

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We had no revenue during the three and nine months ended September 30, 2009 and 2008 or during the period from inception (May 8, 2001) through September 30, 2009.

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

There were no differences between our comprehensive loss and net loss during the three and nine months ended September 30, 2009 and 2008 or during the period from inception (May 8, 2001) through September 30, 2009.

Income (Loss) Per Share -- The income (loss) per share is presented as basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for the three and nine months ended September 30, 2009 and 2008 and during the period from inception (May 8, 2001) through September 30, 2009, we have had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

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

Business Segments -- We believe that our activities during the three and nine months ended September 30, 2009 and 2008 comprised a single segment.

Recently Issued Accounting Policies - In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles").
ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2.       GOING CONCERN:

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2009 we reported an accumulated deficit of $700,876.

On June 29, 2009, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas district under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition for relief under the U.S. Bankruptcy Code are stayed.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  DISCONTINUED OPERATIONS

On June 29, 2009, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas district under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition for relief under the U.S. Bankruptcy Code are stayed.

At June 30, 2009, the carrying values of the Company's assets and liabilities (presented as assets and liabilities of discontinued operations) were as follows:

Assets:
  Cash                                 $                    50
                                       -----------------------
Total Assets                           $                    50
                                       =======================

Liabilities:
  Accounts payable                     $                40,742
  Accrued liabilities                                   18,856
 Loan from shareholder(1)                              180,138
                                       -----------------------
Total Liabilities                      $               239,736
                                       =======================


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

No shares of our Preferred Stock were issued or outstanding during the three and nine months ending September 30, 2009 or 2008.

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

No stock options were issued or outstanding during the nine months ended September 30, 2009 or 2008.

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

On October 1, 2009, one of our creditors and our sole director and officer, David J Cutler, and our Trustee in bankruptcy filed a Motion Pursuant toss.ss.105, 501, and 502 and Fed. R. Bankr. P. 9019 for Order Approving Bondholder Settlement ("9019 Motion") with the Bankruptcy Court. This 9019 Motion has been objected to by shareholders of the Company, J.H. Brech, LLC, Harry McMillan, Charles J. Webb, Mark Dominey, Mark Armstrong, David Myers and John E. Bradley ("Objecting Shareholders").

On October 15, 2009, the Trustee filed a Suggestion of Bankruptcy and Notice of the Applicability or Partial Applicability of the Automatic Stay of 11 U.S.C.
ss. 362(a) in the State Court Litigation. Subsequently, on October 16, 2009, Plaintiffs and Defendant David Cutler executed a Rule 11 Standstill Agreement staying the State Court Litigation until the Bankruptcy Court rules on the 9019 Motion or upon 14 days written notice of either party.

 On October 30, 2009, the Objecting Shareholders filed a Motion to Dismiss Chapter 7 Case ("Motion to Dismiss").

A hearing on both the 9019 Motion and the Motion to Dismiss is set at 2:30 p.m., December 17, 2009, before Judge Jernigan, United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

6. INCOME TAX

We have had losses since our Inception (May 8, 2001) through September 30, 2009 and therefore have not been subject to federal or state income taxes. We have accumulated tax losses available for carry forward of approximately $700,000. The carry forward is subject to examination by the tax authorities and expires at various dates through the year 2029. The Tax Reform Act of 1986 contains provisions that limit the NOL carry forwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently following the issue of 55.1% of our total authorized and issued share capital in August 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

NOTE 7.  SUBSEQUENT EVENTS

The Company has reviewed its activities, since September 30, 2009 and has found no other subsequent events other than those discussed in Note 1 and Note 5.

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

OVERVIEW

We were incorporated on May 8, 2001, in the State of Texas, as a development stage corporation which planned to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its own facilities and through a website.

On June 29, 2009, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas district under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition for relief under the U.S. Bankruptcy Code are stayed.

On October 1, 2009, one of our creditors and our sole director and officer, David J Cutler, and our Trustee in bankruptcy, filed a Motion Pursuant to ss.ss.105, 501, and 502 and Fed. R. Bankr. P. 9019 for Order Approving
Bondholder Settlement ("9019 Motion") with the Bankruptcy Court. This 9019 Motion has been objected to by certain of the Company's shareholders; J.H. Brech, LLC, Harry McMillan, Charles J. Webb, Mark Dominey, Mark Armstrong, David Myers and John E. Bradley ("Objecting Shareholders").

On October 15, 2009, the Trustee filed a Suggestion of Bankruptcy and Notice of the Applicability or Partial Applicability of the Automatic Stay of 11 U.S.C.
ss. 362(a) in the State Court Litigation. Subsequently, on October 16, 2009, Plaintiffs and Defendant David Cutler executed a Rule 11 Standstill Agreement staying the State Court Litigation until the Bankruptcy Court rules on the 9019 Motion or upon 14 days written notice of either party.

 On October 30, 2009, the Objecting Shareholders filed a Motion to Dismiss Chapter 7 Case ("Motion to Dismiss").

A hearing on both the 9019 Motion and the Motion to Dismiss is set at 2:30 p.m., December 17, 2009, before Judge Jernigan, United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

Liquidity and Capital Resources

At September 30, 2009, we had total assets of $50 consisting solely of cash, no operating business or other source of income, outstanding liabilities totaling $264,135 and a stockholder' deficit of $264,135.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2009, we reported an accumulated deficit of $700,876.

On June 29, 2009, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas district under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition for relief under the U.S. Bankruptcy Code are stayed.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

During the three months ended September 30, 2009 and 2008, we did not recognize any revenue from operations.

Discontinued Operations

During the three months ended September 30, 2009, the loss from discontinued operations of $24,399 compared to $54,532 for the three months ended September 30, 2008. The decrease of $30,133 relates largely to legal fees incurred in the three months ended September 30, 2008 that were not incurred in the three months ended September 30, 2009.

Net Loss and Comprehensive Loss

During the three months ended September 30, 2009, we recognized a net loss of $24,399 compared to a net loss of $54,532 during the three months ended September 30, 2008, a decrease of $30,133 due to the factors discussed above.

The comprehensive loss was identical to the net loss during both the three months ended September 30, 2009 and 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

During the nine months ended September 30, 2009 and 2008, we did not recognize any revenue from operations.

Discontinued Operations

During the nine months ended September 30, 2009, the loss from discontinued operations of $94,039 compared to loss from discontinued operations of $64,418 for the nine months ended September 30, 2008. The increase of $29,621 relates largely to legal fees incurred in the nine months ended September 30, 2009 that were not incurred in the nine months ended September 30, 2008.

Net Loss and Comprehensive Loss

During the nine months ended September 30, 2009, we recognized a net loss of $94,039 compared to a net loss of $64,418 during the nine months ended September 30, 2008, an increase of $29,621 due to the factors discussed above.

The comprehensive loss was identical to the net loss during both the nine months ended September 30, 2009 and 2008.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

At September 30, 2009, we had total assets of $50 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $264,135 and a stockholder' deficit of $264,085.

Net cash used by discontinued operations during the nine months ended September 30, 2009 was $2,442 compared to $7,469 for the nine months ended September 30, 2008.

In our financial statements for the fiscal years ended December 31, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2008 and 2007, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2009, we reported an accumulated deficit of $700,876.

On June 29, 2009, the Company (the Debtor) filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas district under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition for relief under the U.S. Bankruptcy Code are stayed.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the quarter ended September 30, 2009, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934

Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.


Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 9, 2009 three Atomic shareholders filed a lawsuit against Atomic Director David Cutler in the County Court at Law No. 4 in Dallas County, Texas, styled JH Brech, LLC et al. v. Cutler et al., Cause No. CC-090-4654-D ("State Court Litigation"). The state court granted a temporary restraining order on June 9, 2009, which required Cutler to refrain from: (a) marketing, attempting to sell, transferring or otherwise disposing of Atomic; (b) causing Atomic to issue any further shares of stock to Cutler; (c) dissipating any assets of Atomic, including paying any amounts not in the ordinary course of business; and
(d) transferring any shares of stock to any third party. On June 18, 2009, the court granted Plaintiffs' motion to extend the temporary restraining order. On June 22, 2009, Cutler filed a special appearance and, subject thereto, plea to the jurisdiction and plea in abatement. On June 26, 2009, Cutler made demand on the Corporation's counsel for indemnity of attorneys fees incurred in defense of the lawsuit. At the time of the demand, Cutler's legal fees exceeded $22,000.

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

On October 1, 2009, one of our creditors and our sole director and officer, David J Cutler, and our Trustee in bankruptcy filed a Motion Pursuant toss.ss.105, 501, and 502 and Fed. R. Bankr. P. 9019 for Order Approving Bondholder Settlement ("9019 Motion") with the Bankruptcy Court. This 9019 Motion has been objected to by certain shareholders of the Company, J.H. Brech, LLC, Harry McMillan, Charles J. Webb, Mark Dominey, Mark Armstrong, David Myers and John E. Bradley ("Objecting Shareholders").

On October 15, 2009, the Trustee filed a Suggestion of Bankruptcy and Notice of the Applicability or Partial Applicability of the Automatic Stay of 11 U.S.C.
ss. 362(a) in the State Court Litigation. Subsequently, on October 16, 2009, Plaintiffs and Defendant David Cutler executed a Rule 11 Standstill Agreement staying the State Court Litigation until the Bankruptcy Court rules on the 9019 Motion or upon 14 days written notice of either party.

 On October 30, 2009, the Objecting Shareholders filed a Motion to Dismiss Chapter 7 Case ("Motion to Dismiss").

A hearing on both the 9019 Motion and the Motion to Dismiss is set at 2:30 p.m., December 17, 2009, before Judge Jernigan, United States Bankruptcy Court for the Northern District of Texas, Dallas Division.

ITEM 1A.  RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2009 through September 30, 2009, we did not make any sales or issuances of our unregistered securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

We are in default under the terms of a loan note with a former officer, director and a shareholder of the Company as described in Note 3 Discontinued Operations in the Notes to Financial Statements above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5.  OTHER INFORMATION

NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit               32.1   Certification   of  Principal   Executive  and
                           Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ATOMIC PAINTBALL, INC.



Date: November 23, 2009                  By: /s/ David J. Cutler
                                             ---------------------------------
                                                     David J Cutler
                                                    Chief Executive Officer, &
                                                    Chief Financial Officer