Form 10-K
period 2009-12-31
ATOMIC PAINTBALL INC
filed 2010-04-15
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
================================================================================

                                    FORM 10-K
(Mark one)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

                                       OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-52856

                             ATOMIC PAINTBALL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   TEXAS                                    75-2942917
        ----------------------------                  -----------------------
         (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                    510 Trophy Lake Drive, Suite 314, PMB 106
                              Trophy Club, TX 76262
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (817) 491-8611
                     (TELEPHONE NUMBER, INCLUDING AREA CODE)


Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit to and post such files.) Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

As of April 13, 2010, there were 4,178,549 shares of Common Stock of the registrant issued and outstanding of which 1,763,545 shares were held by non-affiliates of the registrant. The aggregate market value of common stock held by non-affiliates of the registrant as of April 13, 2010 was approximately $740,689.

                             ATOMIC PAINTBALL, INC.
                         2009 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

 ITEM                            DESCRIPTION

                                     Part I
Item 1     Business

Item 1A    Risk Factors

Item 1B    Unresolved Staff Comments

Item 2     Description of Properties

Item 3     Legal Proceedings

Item 4     (Removed and Reserved)
                                     Part II

Item 5 Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities


Item 6     Selected Financial Data

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item7A     Quantative and Qualitative Disclosures About Market Risk

Item 8     Financial Statements and Supplementary Data

Item 9 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A    Controls and Procedures

Item 9B    Other Information
                                    Part III

Item 10    Directors, Executive Officers and Corporate Governance

Item 11    Executive Compensation

Item 12 Security Ownership of Certain Beneficial Owners and Manage-ment and Related Stockholder Matters


Item 13    Certain Relationships and Related Transactions and
           Director Independence

Item 14    Principal Accountant Fees and Services

                                     Part IV

Item 15    Exhibits and Financial Statement Schedules

           SIGNATURES

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Atomic Paintball, Inc. ("Atomic Paintball" or the "Company," which may also be referred to as "we," "us," or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise sufficient debt or equity financing to fund ongoing operations and fully implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insurance against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, or be able to identify and successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed on page 18 below. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

We are a development stage corporation that plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The Company maintains a website at www.atomicpaintballparks.com, which is not incorporated in and is not a part of this report.

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

BUSINESS HISTORY

On May 8, 2001, Atomic Paintball, Inc. was incorporated in the State of Texas. The Company's plan of operations is to execute its business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The Company maintains a website at www.atomicpaintballparks.com, which is not incorporated in and is not a part of this report.

On June 30, 2009, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. In Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition of relief under U.S. Bankruptcy Code are stayed.

On October 1, 2009, David Cutler, the sole officer and director of the Company and a creditor in the proceeding, and the bankruptcy trustee filed a Motion for an Order Approving Bondholder Settlement. Such motion was objected to by a group of the Company's shareholders consisting of J.H. Brech, LLC, Harry McMillan, Charles Webb, Don Mark Dominey, Mark Armstrong, David Myers and John E. Bradley ("Objecting Shareholders").

On October 30, 2009, the Objecting Shareholders filed a Motion to Dismiss the Chapter 7 Case.

On January 20, 2010, the Court dismissed the Chapter 7 proceedings as a result of the obtainment and execution of a Settlement Agreement (the Settlement Agreement) between the Company, its existing management and the Objecting Shareholders of the Company.

The Settlement Agreement provided for the following:

     Mr. Stephen Weathers was appointed to the Company's Board of Directors;

     Mr. David Cutler, the Company's sole officer and a director of the Company resigned his position upon the execution the Settlement Agreement;

     Mr. Don Mark Dominey was elected the Company's Chief Executive Officer and President and a Director of the Company;

     Mr. David Cutler, surrendered to the Company, 3,530,235 shares of common stock held by him for retirement to the Company's treasury; and

     The Company released and discharged Mr. David Cutler, from all claims by the Company and the Company was released and discharged from all claims by Mr. Cutler.

On January 23, 2010, Ms. Shirley Heller was appointed the Secretary of the Company. On February 18, 2010, the Company entered into Consulting Agreements with both Mr. Dominey and Mr. Weathers, as discussed in Item 11, Executive Compensation.

It is our current intention, within our existing level of interim funding, to continue to accelerate progress on the implementation of our proposed business in the paintball industry. We cannot make any assurances that we will be able to raise additional interim financing.

If we are successful in raising further funding, we plan to establish corporate offices, hire senior management, conduct feasibility studies for real estate acquisitions for paintball locations, purchase land and equipment for operating paintball parks, purchase inventory for resale and develop our website for marketing our paintball games and miscellaneous services via the Internet. We will consider acquiring existing underperforming paintball parks where we can create value through new capital expenditure and the application of state of the art marketing and operating disciplines. We will also consider acquiring existing, established, profitable paintball parks as a means of establishing rapidly a critical mass of profitable operations. We would need to raise substantial funds to complete this business plan and there can be no assurance that we will be able to raise sufficient funds to fund our strategy.

PLAN OF OPERATIONS

Our plan of operations is to execute our business plan to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. We intend to pursue capital through private placements of shares of our common stock, and we will also attempt to build our business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. There can be no assurance we will be able to successfully complete any of these proposed transactions.

OUR OBJECTIVES

Our specific objectives over the next twelve months are to:

     i)   seek to raise funding in an initial private placement;

     ii)  establish  a  database  of  existing   paintball   parks  and  related
          businesses;

     iii) establish a database of potential locations for new paintball parks;

     iv) create a website in conjunction with an online directory of existing paintball parks to build our brand identity;

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

     viii)sign  purchase   agreements,   subject  to  funding,  to  acquire  out
          acquisition targets; and

     ix)  prepare a comprehensive business plan for the proposed acquisition.

Consequently, it is our overall objective that at the end of an initial twelve month period, we will have developed a comprehensive business plan for a carefully selected acquisition, supported by a committed management team, as a basis to seek the funding necessary to complete the proposed acquisition. While we have not considered any potential acquisitions at this stage, we anticipate that we shall need to raise approximately another $250,000 to complete an initial first "pilot" acquisition of a small paintball field and/or a mobile field system and $1-5 million in funding to complete a more substantial program of acquisitions.

There can be no assurance we will be able to successfully achieve any of these initial objectives during the next twelve months or indeed, that if we do successfully achieve the initial objectives we shall be able to raise the additional funding required to complete any proposed acquisition.

We do not anticipate generating any revenue in the next twelve months of our operations. Indeed, we believe we will not generate any revenue from our operations until we have completed our first acquisition. As we have not identified any potential acquisition as yet, do not know the nature of our first acquisition, or indeed whether we will be able to complete any such acquisition, we have no basis on which to estimate when we will generate our first revenue or the anticipated amount of revenue to be generated from our first acquisition.

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

We will then contact each paintball park we have identified to request information to be compiled into a comprehensive online directory of paintball parks. The existing online directories of paintball parks are extremely primitive - often out of date, with no more than a list of names, addresses and a web link to the web page of each individual paintball park. We propose to offer a modern, well-designed, highly functional website that provides key details of each participating paintball park on a single website. In addition to the standard information of name, address and telephone number, we will also provide details of the size (acreage), number and size of playing areas, description of the playing environment, available facilities, opening hours and prices. Paintball parks will be allowed to add their own advertising / marketing messages. Players will be encouraged to post comments on the parks they use. We will aggressively drive traffic to the online directory from online search engines and links with other general paintball websites.

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

The creation of the online database of existing paintball parks will allow us to rapidly build knowledge of the paintball park industry, gain exposure to paintball park management and owners and build a distinctive website with valuable content for a wide range of users.

The quality of the marketing materials we use to solicit data for the online directory, the ability to use third party marketing consultants and our use of part-time or full-time employees to compile the data will all be dependent on the level of funding that we are able to achieve.

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

The quality of the marketing materials and the extent of advertising we use to solicit interested land owners will be dependent on the level of funding that we are able to achieve.

Create a Website in Conjunction with an Online Directory of Existing Paintball Parks to Build Our Brand Identity

Our objective is to build a website that builds a brand identity for our business. We believe that developing our website in conjunction with an online directory will achieve that. The online directory will create real value for existing paintball park owners and players without costing them a cent. It will prove that we are "in touch" with everything that is going on in the paintball park sector. We will ensure the website is well designed and highly functional. We believe it will help us build credibility for our organization.

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

We will seek to identify such a management team as follows:

     - when we identify highly successful paintball parks, we will attempt to acquire the park with its existing management in place. We believe that we may be able to acquire and motivate such a management team by bringing them into a public company which offers them challenges and opportunities to practice their profession in a larger, more demanding role than in their current situation;

     - we will search for highly talented executives operating in existing, under-funded, paintball operations who have not been able to maximize their potential through lack of opportunity in their current roles. We believe that these individuals will be excited to seize the opportunity of working in a public company looking to implement a rapid growth business plan;

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

     - direct mail to land owners who commercial real estate realtors have identified as potentially having an interest in developing land they own as a paintball park;

     - contacting business brokers to refer, solicit and refer paintball business to us on a contingent basis;

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

               We believe that proximity and convenient access to a critical mass of our targeted demographic is critical to the long term success of any paintball park. Other relevant factors include proximity to other existing paintball parks and, in respect of new paintball parks, the likely planning considerations of establishing a new park;

     -    anticipated requirement for new capital expenditure.

               At one extreme, if we acquire an existing successful, profitable paintball park, it may require little in the way of additional capital expenditure. At the other extreme, if we acquire a green field site, we will have to build an entire new facility, including infrastructure. In between these two extremes, we expect to be able to acquire existing, undercapitalized paintball parks that will need significant upgrades in the existing facilities to achieve their true operating potential.

               Assessing the anticipated risk and returns on these various levels of potential capital expenditure will be a significant challenge for our prospective management team;

     -    existing customer base / brand reputation.

               New, green field sites, will need extensive sales and marketing expenditure to develop customer awareness and establish a stable growing customer base. For existing paintball parks, we will need to assess the strength of their reputation and customer / brand loyalty. We believe that even in existing profitable, successful paintball businesses, we will be able to increase customer numbers through carefully targeted marketing aimed at key demographic groups;

     -    the quality of existing management.

               Particularly in our early acquisitions, the existence of talented and successful management who wish to continue their employment with us and rise to the new challenges we have to offer them will be very attractive to us.

On the basis of a formalized process we will establish for evaluating potential acquisitions, we will seek to arrive at, and maintain on an updated basis, a prioritized short list of acquisitions ranked in the order in which we believe can create the most value for our shareholders.

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

Sign Purchase Agreements, Subject to Funding, to Acquire Our Acquisition Targets

Unless we can complete acquisitions for consideration comprising 100% of shares of our common stock and, or, owner financed loan notes, we intend to attempt to enter into binding purchase agreements, subject to funding, to acquire our acquisition targets.

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

While we have not considered any potential acquisitions at this stage, we anticipate that we shall probably need to raise $1-5 million in funding to complete our first acquisition.

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

Anticipated Time Table For Achieving Our Objectives

Given the current difficult market conditions, we are unable to forecast when, or if, we shall be able to achieve our objectives.

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

In 1981, twelve friends played the first recreational paintball game using these industrial paintball guns on a field measuring over 100 acres. Typically, in these early years, the sport was played as a small group of friends getting together in the woods to play total elimination games. Sometimes the friends broke into teams to play each other, but most games were "every man for himself." Over the years, recreational paintball has become more sophisticated. Because more people were playing, and playing in teams rather than as individuals, team play has become the standard. Different playing variations began to form, the most popular being "capture the flag," but a variety of offensive/defensive scenarios have also become popular. Also, as the number of people interested in paintball grew, so did the development of the commercial paintball industry. The development of commercial paintball fields allowed large groups of people to meet in one place to play, and the business owners were pushed to develop new and exciting ways to keep these paintballers entertained. This drove the development of new scenarios and styles of playing. The biggest style of play change to come about because of commercial fields was the "bunker-style" game. Smaller fields let players start the action quicker, instead of having to stalk through the woods for 15 minutes before seeing anyone. Also, players purchased more paintballs when they were in a constant firefight, which made the commercial fields more profitable. At its very core, paintball is a very sophisticated game of "dodge ball" and "capture the flag." The game is played with two teams starting on opposite ends of the arena trying to reach two objectives. One, to "mark out" (i.e. hit with a paintball) as many players from the opposing team as possible and second to "capture the flag" and to reach other goals set by the parameters of the game. The game can be equated to a "real world" interactive game of chess with the mental, but additionally a physical, element of the game. Today, while commercial paintball fields are commonplace, there are still a large number of people that prefer playing paintball out in the woods. While "outlaw" paintball is generally much cheaper, it is also more problematic than paying to play at a commercial field.

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

Our Proposed Facilities

Our proposed facilities will cover a 5-acre area and will offer 4 fully enclosed paintball fields (1 tournament-sized and 3 smaller fields), a 2,000 square foot building housing an onsite shop for equipment and merchandise sales, an equipment rental facility, a players' lounge, indoor restrooms, an air-conditioned meeting room, a concession stand and 1,000 square feet of covered picnic tables for dining and relaxing between games. An all weather surface parking area for 200 vehicles will be available for customers.

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

In the 2,000 square feet building, the onsite shop will display paintball related products, clothing and accessories for player purchase with attendants available to answer players' questions about product enhancements, assembly, and repair of paintball equipment. Our rental facility will be located in the rear of the building with visibility to the playing fields. The location of the rental facility will decrease the amount of time a player spends refilling tanks and purchasing more paint in order to return to play. The rental location will house 200 to 300 rental guns, paintball masks, paint, and 6, eighty-pound carbon dioxide tanks for refilling players' air guns.

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

We intend to engage architects and real estate consultants to conduct feasibility studies that will identify and assess the key logistical and demographical factors that we need to consider in order to determine the appropriate locations for each of our proposed facilities. The planned feasibility studies will address such factors as:

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

Paintball Sales:

A large portion of our revenues will be generated through the sale of the paintballs to be used during each paintball session. We believe that an average paintball participant will spend $40 on paintballs during each session.

Equipment Sales:

Many players prefer to own their own equipment, such as guns (markers) and masks. The prices for guns range from $40 for a low-end model to $1,600 for a high-end model. The average price for a mask is $60. We intend to determine the exact product mix that we will carry in our onsite shops by conducting extensive research on current sales trends in existing paintball shops and websites.

Merchandise Sales:

Onsite shops will also carry a variety of Atomic Paintball merchandise including hats, t-shirts, sweatshirts, beer mugs, shot glasses, key chains, etc. The prices for this merchandise will vary depending on the product.

Concession Stands:

The concessions stands will carry a full range of snack foods typically found in a convenience store environment including soda and water, chips, candy, etc. The prices for this merchandise will vary depending on the product.

Website Sales:

Our proposed website will not only sell the equipment and merchandise that is available in our stores, but will also sell a far broader product range than will be available at our stores. While our onsite stores will be restricted by the limited physical space to maintain inventory on hand, the website will have no such restrictions to the product range we can offer.

We believe that in addition to acting as a profit center in its own right, the website will perform two other valuable functions for us:

     1) The sales data generated by the website will help us to identify and maintain the optimum product mix for our onsite stores, and

     2) The website will serve as a valuable marketing tool for our paint ball parks by advertising their physical locations, providing driving directions, allowing potential customers to research our session fees and rentals, join a league or learn more about the sport of paintball and our operations.

Other Amenities:

While we shall provide other amenities, such as the players' lounge and picnic areas, we do not intend to charge for the use of these facilities. We believe that the provision of these amenities at each of our facilities it is essential to providing the quality of customer experience to drive repeat business and valuable referrals.

Anticipated pricing for the sale of our products and services is based on our initial business plan that is now in the process of being updated. Actual pricing will vary on a park-by-park basis based on local competitive pressures and local demographics.

Acquisition Opportunities
----------------------------

We intend to attempt to raise the equity necessary to buy land in carefully researched locations, in close, convenient proximity to our major customer demographics, build state of the art paintball facilities, and aggressively
market  a  professionally   operated   paintball   experience  to  our  targeted
demographic.

We believe that among the 2,500 existing paintball parks in North America and Canada there may be opportunities to purchase certain existing paintball parks that can be enhanced to provide the full extent of our proposed product offering to our targeted demographic for less than it would cost to build an entirely new facility from scratch. In these situations, we would attempt to acquire these parks and enhance them rather than look to build an entirely new facility.

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

In implementing a structure for a particular business acquisition, we may become a party to a consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the country-regionplaceUnited States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, as a negotiated element of the transaction,  we  may  agree  to  register  all  or a part  of  such  securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

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

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis and verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

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

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally, we anticipate that such agreements will: (i) require specific representations and warranties by all of the parties;
(ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is canceled, the definitive closing documents will also contain a provision providing for reimbursement of our costs associated with the proposed transaction.

Competition
------------

The paintball industry is continually changing and very competitive. We expect competition in this business to intensify in the future. If we fail to attract and retain a customer base we will not develop significant revenues or market share. Going into business in the paintball industry is relatively easy and new competitors enter this market at a relatively low cost. In addition, the market for paintball gaming and paintball products is very competitive and no clear leader has been established, although a number of companies have recently announced plans to open multiple paintball facilities in other parts of the placecountry-regionUnited States. We will compete with a variety of other companies, including existing paintball product suppliers and paintball activity fields and the online retail web sites of some traditional retailers who may also sell paintball products and services, many of whom have much more money than we do.

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

EMPLOYEES

At December 31, 2009, we did not have any salaried employees. The officers and directors contribute their services as needed.

ITEM 1A. RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY, WITH NO SIGNIFICANT HISTORY OF OPERATIONS.

We were incorporated on May 8, 2001, and are, therefore, a start-up company with very little operating history. Consequently, our business plan is as yet unproven.

SOME MAJOR COMPONENTS OF OUR BUSINESS STRATEGY HAVE NOT BEEN FULLY DEVELOPED AS YET.

We have developed our strategy to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at future facilities and through a website. However, due to lack of resources, we have not been able to complete or execute many components of our strategy at this time including the demographic studies necessary to identify the optimum locations for our future parks, the operating procedures to be adopted at our parks or the marketing strategies necessary to drive foot traffic through the parks. The development and implementation of these components will be complicated and time consuming. There can be no assurance that we will successfully develop all or any of these components. If we do not develop and implement these components in a timely manner, our operating revenues may never be developed.

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

THE CURRENT DECLINE IN PAINTBALL POPULARITY MAY ADVERSELY AFFECT OUR BUSINESS.

Participation in the sport of paintball has decreased in the last few years, if this decline is permanent, there is significant risk that the demand for paintball parks and paintball related products will be negatively impacted resulting in a decline of sales revenues, if any are ever developed. This decline could result from adverse economic conditions that could negatively affect disposable income, changes in leisure habits or changes in statutory regulations effecting paintball parks or products.

WE HAVE A MINIMAL OPERATING HISTORY, SO INVESTORS HAVE NO WAY TO GAUGE OUR LONG TERM PERFORMANCE.

We were incorporated on May 8, 2001, based on a concept to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. Our current management team has been with us for less than twelve months. As evidenced by our financial reports, we have generated no revenue. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject. The venture must be considered highly speculative.

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

WE HAVE NO ESTABLISHED OPERATING MANAGEMENT.

Our plan is to raise equity and then seek to recruit a management team with the specific skills and experience required to implement our proposed business plan. It will be more difficult to raise equity without an established management team in place than it would have been if we already had such a team in place. Even if we are successful in raising the necessary equity, it will be difficult to recruit a high quality team for a small start up operation. Once we have recruited the management team there can be no guarantee that they will be successful in implementing our business plan.

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

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own approximately 55% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers and Corporate Governance", and "Conflicts of Interest."

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

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES, AND OUR AUDITORS HAVE ISSUED A "GOING CONCERN" QUALIFICATION IN THEIR OPINION.

At December 31, 2009, we had an accumulated deficit of $788,412 and a stockholders' deficit of $351,622. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended December 31, 2009, and 2008 from our Independent Registered Public Accounting Firms that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

WE INTEND TO RAISE CAPITAL.

We need to raise substantial capital to implement our proposed business to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. No assurances can be given that we will be successful in raising equity, starting or acquiring operations, generating revenues or reaching or maintaining profitable operations.

IF WE FAIL TO RAISE CAPITAL, WE MAY BE UNABLE TO ACQUIRE PAINTBALL BUSINESSES AND OR ASSETS FOR SHARES OF OUR COMMON STOCK.

Our proposed business is to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at future facilities and through a website, within our existing level of interim funding. No assurances can be given that we will be successful in raising capital, starting or acquiring operations, generating revenues or reaching or maintaining profitable operations.

If we fail to raise sufficient capital to fund the organic growth of our business, our strategy is to acquire an operating business through the purchase of paintball businesses and assets in return for the issue of shares of our common stock. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets in our chosen sector may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS.

We believe we are an insignificant participant among the firms that engage in the acquisition of business opportunities in the paintball sector. There are many businesses in the paintball sector that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT TO RAISE CAPITAL OR FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR RAISING CAPITAL OR COMPLETING BUSINESS COMBINATIONS.

We have not executed any formal arrangement, agreement or understanding with respect to raising capital, engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in raising equity or identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance we will be able to raise capital or negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.


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

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

OUR STOCK IS THINLY TRADED AND, AS A RESULT, YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock are thinly-traded on the OTC Bulletin Board and the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there are periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of common stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give no assurance that shareholders will be able to sell shares of common stock at or near ask prices or at all.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding shares so officers, directors and affiliates will be able to sell their shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Our primary plan of operation is based upon raising further equity or completing a business combination with a private concern which, in all likelihood, would result in us issuing securities to new stockholders. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any issue of new equity, merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held by our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is addressStreet501 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, TX 76262. We do not pay rent for the use of this mailing address. We do not believe it will be necessary to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

ITEM 3. LEGAL PROCEEDINGS

On June 30, 2009, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition of relief under U.S. Bankruptcy Code are stayed.

On October 1, 2009, David Cutler, the sole officer and director of the Company and a creditor in the proceeding, and the bankruptcy trustee filed a Motion for an Order Approving Bondholder Settlement. Such motion was objected to by a group of the Company's shareholders consisting of J.H. Brech, LLC, Harry McMillan, Charles Webb, Don Mark Dominey, Mark Armstrong, David Myers and John E. Bradley ("Objecting Shareholders").

On October 30, 2009, the Objecting Shareholders filed a Motion to Dismiss the Chapter 7 Case.

On January 20, 2010, the Court dismissed the Chapter 7 proceeding as a result of the obtainment and execution of a Settlement Agreement (the "Settlement Agreement") between the Company, its existing management and the Objecting Shareholders of the Company.

The Settlement Agreement provided for the following:

     Mr. Stephen Weathers was appointed to the Company's Board of Directors;

     Mr. David Cutler, the Company's sole officer and a director of the Company, resigned his position upon the execution the Settlement Agreement;

     Mr. Don Mark Dominey was elected the Company's Chief Executive Officer and President and a Director of the Company;

     Mr. David Cutler, surrendered to the Company, 3,530,235 shares of common stock held by him for retirement to the Company's treasury;

     The Company released and discharged Mr. David Cutler, from all claims by the Company and the Company was released and discharged from all claims by Mr. Cutler.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock is presently traded on the over-the-counter market on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority ("FINRA"). In October 2008, Atomic Paintball received approval from FINRA to begin trading on the over-the-counter bulletin board under the symbol "ATOC." The shares of the Company's stock were not publicly traded prior to October 2008.

The following table sets forth the range of high and low sales prices for the Company's common stock since it was approved for trading. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Stock Quotations

                                         High                    Low
                 2009
Quarter Ended December 31, 2009          $0.40                  $0.20
Quarter Ended September 30, 2009         $0.38                  $0.11
Quarter Ended June 30, 2009              $0.65                  $0.25
Quarter Ended March 31, 2009             $0.55                 $0.125

                 2008
Quarter Ended December 31, 2008          $0.35                  $0.25

Holders

There are approximately 70 holders of record of Atomic Paintball's common stock as of December 31, 2009.

Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020. The telephone number is 303-460-1149.

Dividends

We have not paid or declared cash distributions or dividends on our shares of common stock and do not intend to pay cash dividends in the foreseeable future.

Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

We made no unregistered sales of our securities in year ended December 31, 2009.

Penny Stock

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

Stock Incentive Plans -- details concerning the activities and status of our stock incentive plans during the period are set out in Note 7. Stockholders' Deficit of our Financial Statements below.

Items Submitted for Shareholder Approval

On January 8, 2010,  the  Company  filed an  Information  Statement  Pursuant to
Section 14(f) of the Securities Exchange Act of 1934, Notice of a Change in the Majority of Directors with the SEC. Such Information Statement, provided the shareholders with notice that Mr. Cutler had resigned as an officer and director of the Company and that Messrs. Don Mark Dominey and Stephen Weathers were appointed to the Company's Board of Directors, pursuant to the Settlement Agreement approved by the Bankruptcy Court.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. We believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to raise sufficient debt or equity financing to fund ongoing operations and fully implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insure against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, or be able to identify and successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock . You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-K and in our other periodic reports and documents filed with the SEC.

OVERVIEW

We are a development stage corporation, incorporated on May 8, 2001 in the State of Texas, which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The website has not been developed at this time.

On June 30, 2009, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition of relief under U.S. Bankruptcy Code are stayed.

On October 1, 2009, David Cutler, the sole officer and director of the Company and a creditor in the proceeding, and the bankruptcy trustee filed a Motion for an Order Approving Bondholder Settlement. Such motion was objected to by a group of the Company's shareholders consisting of J.H. Brech, LLC, Harry McMillan, Charles Webb, Don Mark Dominey, Mark Armstrong, David Myers and John E. Bradley ("Objecting Shareholders").

On October 30, 2009, the Objecting Shareholders filed a Motion to Dismiss the Chapter 7 Case.

On January 20, 2010, the Court dismissed the Chapter 7 proceedings as a result of the obtainment and execution of a Settlement Agreement (the "Settlement Agreement") between the Company, its existing management and the Objecting Shareholders of the Company.

The Settlement Agreement provided for the following:

     Mr. Stephen Weathers was appointed to the Company's Board of Directors;

     Mr. David Cutler, the Company's sole officer and a director of the Company, resigned his position upon the execution of the Settlement Agreement;

     Mr. Don Mark Dominey was elected the Company's Chief Executive Officer and President and a Director of the Company;

     Mr. David Cutler, surrendered to the Company, 3,530,235 shares of common stock held by him for retirement to the Company's treasury;

     The Company released and discharged Mr. David Cutler from all claims by the Company and the Company was released and discharged from all claims by Mr. Cutler.

If we are successful in raising capital, we plan to establish corporate offices, hire senior management, conduct feasibility studies for real estate acquisitions for paintball locations, purchase land and equipment for operating paintball parks, purchase inventory for resale and develop our website for marketing our paintball games and miscellaneous services via the Internet. We will consider acquiring existing underperforming paintball parks where we can create value through new capital expenditure and the application of state of the art marketing and operating disciplines. We will also consider acquiring existing, established, profitable paintball parks as a means of establishing rapidly a critical mass of profitable operations. We would need to raise substantial funds to complete this business plan and there can be no assurance that we will be able to raise sufficient equity to fund our strategy.

There can be no assurance we will be able to raise sufficient debt or equity financing to fund ongoing operations and implement our proposed business plan, recruit senior management with the skill and experience to implement our business plan effectively, identify and acquire real estate in suitable locations on which to build paintball parks, obtain the necessary planning approvals to build our paintball parks, build our paintball parks that directly address market demand in a cost effective manner, identify existing paintball parks we would wish to acquire, negotiate successfully to acquire existing paintball parks we wish to acquire, operate our paintball parks, whether we have built them ourselves or acquired them, on a profitable basis, provide services and products in connection with paintball sport activities at our facilities and through a website on a profitable basis within a fiercely competitive market place, avoid, or effectively insure against, liability claims for personal injury incurred by customers at our paintball parks or using paintball equipment we have provided to them, be able to identify or successfully negotiate to acquire assets or businesses in the paintball sector in return for shares of our common stock, or that any stockholder will realize any return on their shares after any such transactions have been completed.

Liquidity and Capital Resources

At December 31, 2009, we had no assets, no operating business or other source of income, outstanding liabilities totaling $351,622 and a stockholders' deficit of $351,622.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2009, we had a working capital deficit of $351,622 and reported an accumulated deficit of $788,412.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed.

The United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the placecountry-regionUnited States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2008

During the years ended December 31, 2009 and 2008, we did not recognize any revenues from our operations.

During the year ended December 31, 2009, we incurred $172,252 in general and administrative expenses compared to $105,905 in the year ended December 31, 2008, an increase of $66,347. The increase in general and administrative expenses was a result of the increased legal activity resulting from our filing for relief under Chapter 7 of Title 7 of the U.S. Bankruptcy Code.

During the year ended December 31, 2009, we recognized interest expenses of $9,305 compared to $6,868 during the year ended December 31, 2009. There was an increase of $2,437 in interest expense.

During the year ended December 31, 2009, we recognized a net loss of $181,557 compared to a net loss of $112,774 during the year ended December 31, 2008. The increase of $68,783 was a result of the increase of $66,347 in general and administrative expenses combined with the $2,437 increase in interest expense over the prior year.

CASH FLOW INFORMATION FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

At December 31, 2009, we had no assets, no operating business or other source of income, outstanding liabilities totaling $351,622 and a stockholder' deficit of $351,622.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2009, we had a working capital deficit of $351,622 and reported an accumulated deficit of $788,412.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed.

Net cash used in operations in the year ended December 31, 2009 was $56,834 compared to $80,600 in the year ended December 31, 2008. In the year ended December 31, 2009, we recognized a net loss of $181,557, without any need for adjustment for non-cash items. During the year ended December 31, 2009, we incurred a $118,735 increase in accounts payable and a $5,987 increase in accrued liabilities. During the year ended December 31, 2008, we recognized a net loss of $112,774, without any need for adjustment for non-cash items. During the year ended December 31, 2009, we incurred a $24,993 increase in accounts payable and a $6,819 increase in accrued liabilities.

No cash was provided by or used in investing activities during the years ended December 31, 2009 and 2008.

During the year ended December 31, 2009, cash provided from financing activities was $54,434 all from shareholder loans. During the year ended December 31, 2009, cash provided from financing activities was $68,875 all from shareholder loans.

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding. As of December 31, 2009, accrued interest amounted to $4,816.

Since his appointment on August 31, 2006 and through December 31, 2008, Mr. Cutler, our then sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2009 and 2008, the Company owed Mr. Cutler $168,060 and $113,486, respectively. There can be no assurance that Mr. Cutler will continue to provide such financing on an ongoing basis. As of December 31, 2009, accrued interest amounted to $4,816.

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

Our significant accounting policies are described in Note 1 to the financial statements. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

Off  Balance  Sheet   Arrangements,   Contractual   Obligations  and  Commercial
Commitments

Requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in the financial statements.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our auditors.

ITEM 9A. CONTROLS and PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made on in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2009. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Management believes that internal control over financial reporting is effective. The Company has not identified any, current material weaknesses, considering the nature and extent of the Company's current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.       OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and officers during the year ended December 31, 2009 were:

       NAME                      AGE          POSITION

     Don Mark Dominey            49           President, CEO, CFO, Director*

     David J. Cutler             54           Former President, CEO, CFO, and
                                              Director*

     Jeffrey L. Perlmutter       53           Former Director**

*On December 31, 2009, Mr. Cutler resigned as the President, Chief Executive Officer and Chief Financial Officer of the Company. On December 31, 2009, Mr. Don Mark Dominey was appointed as the President, Chief Executive Officer and Chief Financial Officer and a Director of the Company. On January 20, 2010, Mr. Cutler resigned as a director of the Company and Mr. Stephen Weathers was appointed as a Director of the Company.

**On March 31, 2009, Mr. Perlmutter resigned as a director of the Company.

Don Mark Dominey - Chief Executive Officer, President, Chief Financial Officer and Director.

Mr. Dominey became the sole officer and a director of the Company on December 31, 2009. Mr. Dominey is currently employed by a major network equipment vendor but is not an officer, director, or principal shareholder there. Mr. Dominey has been responsible for vision, strategy, and alignment in technologies and services between the major network equipment vendor and a large global outsourcing company. Mr. Dominey has worked for the major network equipment provider for over a dozen years and has served as engineer, architect, alliance manager, and business development manager. In his work, Mr. Dominey is directly responsible for developing joint network architectures and solutions that address critical business needs for the services provider while meeting or exceeding customer requirements.

Stephen W. Weathers - Director

Mr. Weathers was appointed as a director of the Company on January 20, 2010. He earned his B. S. in Geology from Boise State University. He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada. Mr. Weathers worked for Maxxim Environmental/Terracon from 1995 through 1999 and presently works in the environmental remediation/transactional support for a DCP Midstream L.P. formerly Duke Energy Field Services, a natural gas processing company, (1999-Present). Mr. Weathers has served as a director of Sun River Energy, Inc. since 2002. He was a director of Industrial Minerals, Inc. from 2002 - 2007.

Shirley L. Heller - Corporate Secretary

Ms. Heller was appointed the Corporate Secretary on January 23, 2010. Ms. Heller is Senior Executive Assistant to the Managing General Counsel and Securities Counsel for Fluor Corporation, a Fortune 500 company headquartered in Irving, Texas. Fluor provides services on a global basis in the fields of engineering, procurement, construction, operations, maintenance and project management. Ms. Heller joined Fluor in April 2006. Ms. Heller is currently attending Kaplan University pursuing her Bachelor of Science Degree in Business. Her projected graduation date is December, 2010.

Former Officers and Directors

David J. Cutler - former President, former Chief Executive Officer, former Chief Financial Officer and former Director. Mr. Cutler became director and officer of Atomic Paintball, Inc. in August 2006. Mr. Cutler has more than 20 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. From March 1993 until 1999, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005. Since April 2005 through the fall of 2009, Mr. Cutler has been Chief Executive Officer, Chief Financial Officer and a director of ASPI, Inc. (formerly Aspeon, Inc.), a publicly listed shell company. Since March 2006, Mr. Cutler has been Chief Executive Officer, Chief Financial Officer and a director of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.), a publicly listed shell company. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with

Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the country-regionUnited States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University. Mr. Cutler resigned as CEO, President, and CFO of the Company on December 31, 2009. He resigned as a director of the Company on January 20, 2010.

Jeffrey L. Perlmutter - Director. Mr. Perlmutter became our director in December 2006. Mr. Perlmutter co-founded Pursuit Marketing, Inc., a $85 million manufacturer and distributor of paintball game products, and sold his interest in Pursuit Marketing, Inc. in November 2006 and will now assist us in implementing our proposed business plan. Prior to founding Pursuit Marketing, Inc., Mr. Perlmutter was a business analyst at Dunn & Bradstreet and subsequently an account executive at M. Lowenstein Corp selling textiles to clothing manufacturers in the midwest region of the United States. Mr. Perlmutter has a Bachelor of Science degree from Syracuse University School of Management. Mr. Perlmutter resigned as a director of the Company on March 31, 2009.

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

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities that come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities that come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

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

In the absence of a separate audit committee, our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements.

CODE OF ETHICS

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the President and the Company's two most highly compensated executive officers for the years ended December 31, 2009, 2008 and 2007 (the "Named Executive Officers"):


                                   SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION   YEAR         SALARY      BONUS      STOCK      OPTIONS     NONQUALIFIED      ALL       TOTAL
                                                                  AWARDS    AWARDS ($)     DEFERRED       OTHER      ($)
                                                                                         COMPENSATION     COMP
                                                                                              ($)
----------------------------- --------- ------------- --------- ----------- ------------ --------------- --------- ----------

David J Cutler (1)            2009           $-          -          -            -             -            -         $-
                              2008      $60,000          -          -            -             -            -       $60,000
                              2007      $90,000          -          -            -             -            -       $90,000

Don Mark Dominey (2)          2009           $-          -          -            -             -            -         $-

     (1) On December 31, 2009, Mr. Cutler resigned as the Chief Executive Officer, President and Chief Financial Officer of the Company. As part of the Settlement Agreement, Mr. Cutler released the Company from any and all monies owed to him and return to the Company, 3,530,235 shares of common stock held by him.

     (2) On December 31, 2009, Mr. Dominey was appointed the Chief Executive Officer, President and Chief Financial Officer of the Company. On February 18, 2010, Mr. Dominey entered into a Consulting Agreement with the Company that provides for him to earn up to 100,000 shares of the Company's common stock and to be reimbursed for reasonable expenses.


                                     DIRECTORS' COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended December 31, 2009:


                                     Fees Earned    Stock    Options      Non-Equity       Nonqualified      All Other
                                     Or Paid-in     Awards    Awards    Incentive Plan       Deferred      Compensation
                                        Cash          ($)      ($)       Compensation      Compensation         ($)        Total
          Name              Year         ($)                                  ($)               ($)                         ($)
-------------------------- -------- -------------- --------- --------- ----------------- ----------------- -------------- --------

David J Cutler  (1)         2009          0            0        0              0                 0               0           0

Jeffrey L Perlmutter (2)    2009          0            0        0              0                 0               0           0

Don Mark Dominey (3)        2009          0            0        0              0                 0               0           0

     (1) On December 31, 2009, Mr. Cutler resigned as the Chief Executive Officer, President and Chief Financial Officer of the Company. As part of the Settlement Agreement, Mr. Cutler released the Company from any and all monies owed to him and return to the Company, 3,530,235 shares of common stock held by him. On January 20, 2010, Mr. Cutler resigned as a director of the Company.

     (2)  On March 31,  2009,  Mr.  Perlmutter  resigned  as a  director  of the
          Company.

     (3) On December 31, 2009, Mr. Dominey was appointed as a director of the Company.

Consulting Agreements

On December 3, 2009, Mr. Dominey entered into an Agreement with the Board of Directors with the Company that provides for the Company to pay a director a fee at the rate of $500 per quarter, which shall be paid in accordance with the Company's regularly established practices regarding the payment of Directors' fees. In addition, the Agreement with the Board of Directors provides that the Company will issue Mr. Dominey 100,000 shares of its common stock in exchange for services. In February 2010, Mr. Dominey waived the payment of the $500 quarterly fee.

On February 18, 2010, Mr. Dominey entered into a Consulting Agreement with the Company that provides for him to earn up to 100,000 shares of the Company's common stock and the be reimbursed for reasonable expenses. The Consulting Agreement has a term of one year.

On December 3, 2009, Mr. Weathers entered into an Agreement with the Board of Directors with the Company that provides for the Company to pay Director a fee at the rate of $500 per quarter which shall be paid in accordance with Company's regularly established practices regarding the payment of Directors' fees. In addition, the Agreement with the Board of Directors provides that the Company will issue Mr. Weathers 100,000 shares of its common stock in exchange for services. In February 2010, Mr. Weathers waived the payment of the $500 quarterly fee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of December 31, 2009 by:

     o each person who is known by us to own beneficially more than 5% of our outstanding common stock,
     o    each of our named executive officers and directors, and
     o    all executive officers and directors as a group.

         NAME AND                              NUMBER OF         PERCENTAGE OF
    ADDRESS OF BENEFICIAL OWNER                  SHARES         OUTSTANDING (1)
   ----------------------------------         -------------     ---------------

   Mark A. Armstrong                              615,162             8.21%

   J. H. Brech, LLC                               405,162             5.41%
   1101 E. Duke Street
   Hugo, OK 74743

   Mark Margolis                                  400,500             5.35%
   3395 Forest Trace Drive,
   Dacula, GA 30019

   David J. Cutler (2)                          3,925,724             52.42%
   2460 W. 26th Avenue, Suite 380-C
   Denver, CO 80211

   Jeffrey L. Perlmutter  (3)                     600,000             8.01%
   279 Moraine Road
   Highland Park, IL, 60035

   Don Mark Dominey (4)                           208,000             2.77%
   CEO, President & CFO
                                               ------------      ------------
   All officers and directors as
   a group (2 individuals)                      4,133,724            55.20%

(1) Based upon 7,488,804 shares of common stock issued and outstanding, on December 31, 2009.
(2) On December 31, 2009, Mr. Cutler resigned as an officer of the Company. Upon approval of the Settlement Agreement by the Bankruptcy Court in January 2010, Mr. Cutler surrendered 3,530,255 shares of common stock to the Company.
(3)  On March 31, 2009, Mr. Perlmutter resigned as a director of the Company.
(4) On December 31, 2009, Mr. Dominey was appointed as the Chief Executive Officer, President and Chief Financial Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Bankruptcy Settlement Agreement

On June 30, 2009, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition of relief under U.S. Bankruptcy Code are stayed.

On October 1, 2009, David Cutler, the sole officer and director of the Company and a creditor in the proceeding, and the bankruptcy trustee filed a Motion for an Order Approving Bondholder Settlement. Such motion was objected to by a group of the Company's shareholders consisting of J.H. Brech, LLC, Harry McMillan, Charles Webb, Don Mark Dominey, Mark Armstrong, David Myers and John E. Bradley ("Objecting Shareholders").

On October 30, 2009, the Objecting Shareholders filed a Motion to Dismiss the Chapter 7 Case.

On January 20, 2010, the Court dismissed the Chapter 7 proceedings as a result of the obtainment and execution of a Settlement Agreement (the "Settlement Agreement") between the Company, its existing management and the Objecting Shareholders of the Company.

The Settlement Agreement provided for the following:

     Mr. Stephen Weathers was appointed to the Company's Board of Directors;

     Mr. David Cutler, the Company's sole officer and a director of the Company resigned his position upon the execution the Settlement Agreement;

     Mr. Don Mark Dominey was elected the Company's Chief Executive Officer and President and a Director of the Company;

     Mr. David Cutler, surrendered to the Company, 3,530,235 shares of common stock held by him for retirement to the Company's treasury; and

     The Company released and discharged Mr. David Cutler, from all claims by the Company and the Company was released and discharged from all claims by Mr. Cutler.

Consulting Agreements

On December 3, 2009, Mr. Dominey, an officer and director of the Company, entered into an Agreement with the Board of Directors with the Company that provides for the Company to pay a director a fee at the rate of $500 per quarter, which shall be paid in accordance with the Company's regularly established practices regarding the payment of Directors' fees. In addition, the Agreement with the Board of Directors provides that the Company will issue Mr. Dominey 100,000 shares of its common stock in exchange for services. In February 2010, Mr. Dominey waived the payment of the $500 q quarterly fee.

On February 18, 2010, Mr. Dominey, an officer and director of the Company, entered into a Consulting Agreement with the Company that provides for him to earn up to 100,000 shares of the Company's common stock and the be reimbursed for reasonable expenses. The Consulting Agreement has a term of one year.

On December 3, 2009, Mr. Weathers, a director of the Company, entered into an Agreement with the Board of Directors with the Company that provides for the Company to pay Director a fee at the rate of $500 per quarter, which shall be paid in accordance with Company's regularly established practices regarding the payment of Directors' fees. In addition, the Agreement with the Board of Directors provides that the Company will issue Mr. Weathers 100,000 shares of its common stock in exchange for services. In February 2010, Mr. Weathers waived the payment of the $500 quarterly fee.

On February, 18, 2010, the Company entered into a Consultant Agreement with J.H. Brech, LLC, an affiliate of the Company. The Consulting Agreement provides for J.H. Brech, LLC to be retained as a Consultant and as an advisor business matters, consistent with Consultant's expertise and ability, and Consultant agrees to consult with the Company during the term of this Agreement. The Consultant Agreement provides for no compensation other then the reimbursement of expenses.

At March 29, 2010, the Company had outstanding accounts payables owed to J.H. Brech for the expenses incurred on its behalf totaling $143,733. On March 29, 2010, the Company's Board of Directors approved the issuance of a Convertible Promissory note to J.H. Brech, LLC in the amount of $143,733 with annual interest rate of 6% and a due date of March 29, 2012. The Convertible Promissory Note provides for a conversion of all or part of principal amount the Promissory Note at a rate of $0.50 per share.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $3,540 audit fees with our auditor, Larry O'Donnell, CPA, PC, during the fiscal year ended December 31, 2009 ($3,885- 2008).

Tax Fees

We did not incur any tax fees with our auditor, Larry O'Donnell, CPA, PC, in the fiscal years ended December 31, 2009 and 2008.


                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report on Form 10-K, in accordance with Item 601 of Regulation S-K:


   EXHIBIT
   NUMBER                    DESCRIPTION AND METHOD OF FILING


  10.1        Release Agreement (1)

  10.2        Agreement Board of Directors with Don Mark Dominey, dated December 3, 2009(2)

  10.3        Agreement Board of Directors with Stephen Weathers, dated December 3, 2009 (2)


  10.4        Consulting Agreement with Don Mark Dominey, dated February 18, 2010 (3)

  10.5        Consulting Agreement with J.H. Brech, LLC, dated February 18, 2010 (3)

  31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

  32.1        Certification of Principal and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act *
-------------
(1) Incorporated herewith from the Current Report on Form 8-K filed with the SEC on January 13, 2010. (2)  Incorporated  herewith from the Current Report on Form
8-K filed with the SEC on February 10, 2010. (3) Incorporated  herewith from the
Current Report on Form 8-K filed with the SEC on March 19, 2010.

            * Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 47

BALANCE SHEET

  As of December 31, 2009 and 2008                                      48

STATEMENTS OF OPERATIONS

  For the Years Ended December 31, 2009 and 2008 and the Period
  from Inception (May 8, 2001) Through December 31, 2009                49

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

  The Period From Inception (May 8, 2001) Through December
  31, 2009                                                              50

STATEMENTS OF CASH FLOWS

  For the Years Ended December 31, 2009 and 2008 and the Period
  from Inception (May 8, 2001) Through December 31, 2009                51

NOTES TO FINANCIAL STATEMENTS                                           52

                              O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
Fax (303) 369-9384                                                        Unit I
Email larryodonnellcpa@msn.com                           Aurora, Colorado  80014
www.larryodonnellcpa.com




                          INDEPENDENT AUDITOR'S REPORT
Board of Directors
Atomic Paintball, Inc.

I have audited the accompanying balance sheets of Atomic Paintball, Inc. as of December 31, 2009 and 2008 and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended and for the period from inception May 8, 2001 to December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the fianancial position of Atomic Paintball, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for each of the years then ended and for the period from inception May 8, 2001 to December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been presented on the basis that it is a going concern. As discussed in Note 2 to the financial statements, had suffered significant losses, had a working capital deficit as of December 31, 2009 and 2008 andno ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statementds do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell, CPA, P.C.

Larry O'Donnell, CPA, P.C.
April 15, 2010


                             ATOMIC PAINTBALL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                                                           DECEMBER 31,
                                                                                                    2009              2008
                                                                                                 -----------       ------------

                             ASSETS

Current Assets

      Cash & Cash Equivalents                                                                  $          -      $       2,492

                                                                                                 -----------       ------------
                  Total Current Assets                                                                    -              2,492

                                                                                                 -----------       ------------
      TOTAL ASSETS                                                                             $          -      $       2,492
                                                                                                 ===========       ============

                             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                         $    150,742      $      32,007
      Accrued Interest                                                                               20,973             14,986
      Loans from Shareholders                                                                       179,907            125,564

                                                                                                 -----------       ------------
                  Total Liabilities, all current                                                    351,622            172,557
                                                                                                 -----------       ------------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' (DEFICIT)

      Preferred Stock, no par value: 2,000,000 shares authorized
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized                       -                  -
        no shares issued and outstanding as at December 31, 2009 and 2008 and
        188,000 shares issued and outstanding at December 31, 2006 with a
        $0.25 per share liquidation preference.

      Common Stock, no par value: 10,000,000 shares authorized,                                     436,790            436,790
        7,488,804 shares issued and outstanding as at December 31, 2009 and 2008

      Deficit accumulated during the development stage.                                            (788,412)          (606,855)

                                                                                                 -----------       ------------
                  Total Stockholders' Deficit                                                      (351,622)          (170,065)

                                                                                                 -----------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                    $      -          $       2,492
                                                                                                 ===========       ============

                         See accompanying Notes to Financial Statements.


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS

                                                                                               FROM INCEPTION
                                                       YEAR ENDED                               (May 8, 2001)
                                                      DECEMBER 31,                           THROUGH DECEMBER 31,
                                                   2009                 2008                         2009

                                          ----------------------  ------------------    --------------------------------

OPERATING EXPENSES

      General and Administrative          $             172,252 $           105,905   $                         765,573
      Depreciation and amortization                           -                   -                               6,835
      Gain on Settlement of Liabilities                       -                   -                             (13,600)

                                          ----------------------  ------------------    --------------------------------
      Total Operating Expenses                          172,252             105,905                             758,807

OPERATING LOSS                                         (172,252)           (105,905)                           (758,807)

OTHER INCOME (EXPENSE)
      Interest Expense                                   (9,305)             (6,868)                            (29,605)

                                          ----------------------  ------------------    --------------------------------
Net Loss before Income Taxes                           (181,557)           (112,774)                           (788,412)

Income tax expense                                            -                   -                                   -

                                          ----------------------  ------------------    --------------------------------
NET LOSS                                  $            (181,557)$          (112,774)  $                        (788,412)
                                          ======================  ==================    ================================

NET LOSS PER COMMON SHARE

      Basic & Diluted                                    ($0.02)             ($0.02)
                                          ======================  ==================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                            7,488,804            7,488,804
                                          ======================  ====================


                         See accompanying Notes to Financial Statements.


                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
             FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2009

                                                                                     Accumulated
                                                Preferred Stock    Common Stock     deficit during
                                               ------------------------------------
                                               Shares   Amount   Shares    Amount  Develop. Stage   Total

                                                 #        $        #        $         $           $
                                             ---------  ------  ---------- -------- ------------  ----------

Balance at May 8, 2001 (date of inception)       -         -         -        -            -           -

Issuance of common stock for cash on May         -         -       200,000    1,000        -          1,000
8, 2001 at $0.005 per share

Issuance of common stock for services            -         -       600,000    6,000        -          6,000
on June 20, 2001 at $0.01 per share

Net loss for the period from inception           -         -         -        -          (6,815)     (6,815)
(May 8, 2001) through December 31, 2001

                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2001                     -         -       800,000    7,000      (6,815)        185

Net loss for the year ended December 31,         -         -         -        -          (4,155)     (4,155)
2002
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2002                     -         -       800,000    7,000     (10,970)     (3,970)

Issuance of Series A Convertible Preferred   116,000    29,000       -        -            -         29,000
for cash during October and November
2003 at $0.25 per share

Net loss for the year ended December 31, 2003    -         -         -        -         (47,656)    (47,656)

                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2003                 116,000    29,000     800,000    7,000     (58,626)    (22,626)

Issuance of Series A Convertible Preferred   184,000    46,000       -        -            -         46,000
Stock for cash during February 2004 at
$0.25 per share

Net loss for the year ended December 31,         -         -         -        -         (62,156)    (62,156)
2004
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2004                 300,000    75,000     800,000    7,000    (120,782)    (38,782)

Net loss for the year ended December             -         -         -        -          (6,148)     (6,148)
31, 2005
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2005                 300,000    75,000     800,000    7,000    (126,930)    (44,930)

Issuance of common stock for services            -         -     2,780,376  119,159        -        119,159
on August 31, 2006 at $0.042857 per share

Issuance of common stock in settlement of        -         -       323,080   13,846        -         13,846
of debt on September 8, 2006 at $0.042857
per share

Conversion of Series A Convertible          (112,000)  (28,000)    224,000   28,000        -              0
Preferred into Common Stock on a 1:2
basis during September 2006

Issuance of common stock for services on         -         -       100,000    4,286        -          4,286
December 1, 2006 at $0.042857 per share

Issuance of common stock for services on         -         -       100,000    4,286        -          4,286
December 8, 2006 at $0.042857 per share

Issuance of common stock for services on         -         -       150,000    6,429        -          6,429
December 18, 2006 at $0.042857 per share

Issuance of common stock in settlement of        -         -       697,674   30,000        -         30,000
debt on December 19, 2006 at $0.042857
per share

Issuance of common stock for services on         -         -       100,000    4,286        -          4,286
December 22, 2006 at $0.042857 per share

Net loss for the year ended December 31,         -         -        -         -        (200,182)   (200,182)
2006
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2006                 188,000    47,000   5,275,130  217,290    (327,112)    (62,822)

Conversion of Series A Convertible          (144,000)  (36,000)    288,000   36,000        -           -
Preferred into Common Stock on a 1:2
basis on January 18 & 23, 2007

Conversion of Series A Convertible           (36,000)   (9,000)     72,000    9,000        -           -
Preferred Stock into Common Stock on a
1:2 basis on February 5, 2007

Issuance of common stock in settlement            -        -       697,674   30,000        -         30,000
of debt on March 29, 2007 at $0.042857
per share

Issuance of common stock for cash in April        -        -       400,000   50,000        -         50,000
2007 at $0.125 per share

Issuance of common stock for cash on May          -        -       400,000   50,000        -         50,000
2007 at $0.125 per share

Issuance of common stock for cash in              -        -        40,000    5,000        -          5,000
November 2007 at $0.125 per share

Issuance of common stock for services in          -        -       300,000   37,500        -         37,500
November 2007 at $0.125 per share


                See accompanying Notes to Financial Statements.
                                       39



                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
             FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2009

                                                                                     Accumulated
                                                Preferred Stock    Common Stock     deficit during
                                               ------------------------------------
                                               Shares   Amount   Shares    Amount  Develop. Stage   Total

                                                 #        $        #        $         $           $
                                             ---------  ------  ---------- -------- ------------  ----------

Conversion of Series A Convertible            (8,000)   (2,000)     16,000    2,000        -           -
Preferred Stock into Common Stock on a
1:2 basis on February 5, 2007

Net loss for the year ended December 31,          -        -         -       -         (166,969)   (166,969)
2007
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2007                      -        -     7,488,804  436,790    (494,082)    (57,291)

Net loss for the year ended December 31,          -        -         -       -         (112,774)   (112,774)
2008
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2008                      -              7,488,804 $436,790 $  (606,855)  $(170,065)

Net loss for the year ended December 31,          -        -         -       -         (181,557)   (181,557)
2009
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2009                      -        -     7,488,804 $436,790 $  (788,412)  $(351,622)
                                             =========  ======  ========== ======== ============  ==========


                             ATOMIC PAINTBALL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                     FROM INCEPTION
                                                                Year Ended            (May 8, 2001)
                                                              DECEMBER 31,         THROUGH DECEMBER 31,
                                                            2008          2008           2009

                                                       ---------------------------   -------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS                                               $    (181,557)$   (112,774) $     (788,412)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Depreciation                                                  -            -           6,835
     Loss on Disposal of Fixed Assets                              -            -           3,464
     Issuance of Common Stock For Services                         -            -         181,944
     Gain on Settlement of Liabilities                             -            -         (13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
     Decrease in Prepaid Expenses                                  -          362               -
     Decrease in Other Receivables                                 -            -               -
     Increase (Decrease) in Accounts Payable                 118,735       24,993         164,342
     Increase in Accrued Expenses                              5,987        6,819          20,973

                                                       ---------------------------   -------------
     Total Cash Flow Used In Operating Activities            (56,834)     (80,600)       (424,454)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Fixed Assets                                      -            -         (10,299)
                                                         ------------  -----------   -------------
     Total Cash Flow Used In Investing Activities                  -            -         (10,299)

CASH FLOW FROM FINANCING ACTIVITIES
     Advances Under Loans From Shareholders                   54,343       68,875         253,753
     Net Proceeds from Issuance of Common Stock                    -            -         106,000
     Net Proceeds from Issuance of Preferred Stock                 -            -          75,000

                                                         ------------  -----------   -------------
     Total Cash Flow Provided By Financing Activities         54,343       68,875         434,753

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS     $      (2,492)$    (11,725) $            0
                                                         ============  ===========   =============

Cash and Cash Equivalents at the beginning of the
   period                                              $       2,492 $     14,217  $            -
                                                         ============  ===========   =============
Cash and Cash Equivalents at the end of the period     $           - $      2,492  $            -
                                                         ============  ===========   =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                 $           - $          -  $          207
                                                         ============  ===========   =============
Cash paid for income tax                               $           - $          -  $            -
                                                         ============  ===========   =============

          See accompanying Notes to Financial Statements.

                             ATOMIC PAINTBALL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2009 AND 2008

1.    NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations -- We are a development stage corporation incorporated on May 8, 2001 in the State of Texas which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The Company has established a website at www.atomicpaintballparks.com.

During the years ended December 31, 2008 and 2009, we focused on completing those actions necessary to the implement our business plan.

On June 30, 2009, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. In Under Chapter 7, all claims against the Debtor in existence prior to the filing of the petition of relief under U.S. Bankruptcy Code are stayed.

On October 1, 2009, David Cutler, the sole officer and director of the Company and a creditor in the proceeding, and the bankruptcy trustee filed a Motion for an Order Approving Bondholder Settlement. Such motion was objected to by a group of the Company's shareholders consisting of J.H. Brech, LLC, Harry McMillan, Charles Webb, Don Mark Dominey, Mark Armstrong, David Myers and John E. Bradley ("Objecting Shareholders").

On October 30, 2009, the Objecting Shareholders filed a Motion to Dismiss the Chapter 7 Case.

On January 20, 2010, the Court dismissed the Chapter 7 proceedings as a result of the obtainment and execution of a Settlement Agreement (the Settlement Agreement) between the Company, its existing management and the Objecting Shareholders of the Company.

The Settlement Agreement provided for the following:

     Mr. Stephen Weathers was appointed to the Company's Board of Directors;

     Mr. David Cutler, the Company's sole officer and a director of the Company resigned his position upon the execution the Settlement Agreement;

     Mr. Don Mark Dominey was elected the Company's Chief Executive Officer and President and a Director of the Company;

     Mr. David Cutler, surrendered to the Company, 3,530,235 shares of common stock held by him for retirement to the Company's treasury; and

     The Company released and discharged Mr. David Cutler, from all claims by the Company and the Company was released and discharged from all claims by Mr. Cutler.

On January 23, 2010, Ms. Shirley Heller was appointed the Secretary of the Company.

On February 18, 2010, the Company entered into Consulting Agreements with both Mr. Dominey and Mr. Weathers, as discussed in Note 10 Subsequent Events.

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

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the years ended December 31, 2009 and 2008.

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

There were no differences between our comprehensive loss and net loss during the years ended December 31, 2009 and 2008.

Income (Loss) Per Share -- The income (loss) per share is presented with a presentation of basic earnings (loss) per share (EPS) and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for during the years ended December 31, 2009 and 2008 as we had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

Stock-Based Compensation - Stock compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

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

2. GOING CONCERN AND LIQUIDITY:

At December 31, 2009, we had total assets of $0, no operating business or other source of income, outstanding liabilities totaling $351,622 and a stockholder' deficit of $351,622.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2009, we had a working capital deficit of $351,622 and reported an accumulated deficit of $788,412.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed.

3. ACCOUNTS PAYABLE

The balances of Accounts Payable at December 31, 2009 and 2008 include certain liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet.

4. ACCRUED EXPENSES

The balances of Accrued Expenses at December 31, 2009 and 2008 represents accrued interest on loan notes provided to us by certain of our shareholders.

5. LOANS FROM SHAREHOLDERS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding. As of December 31, 2009, accrued interest amounted to $4,816.

Since his appointment on August 31, 2006 and through June 30, 2009, Mr. Cutler, our former sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2009 and 2008, the Company owed Mr. Cutler $168,060 and $113,486, respectively.. As of December 31, 2009, accrued interest amounted to $4,816. In January 2010, Mr. Cutler, as part of the Settlement Agreement reached in the Bankruptcy proceedings agreed to release the Company from such debt.

6. RELATED PARTY TRANSACTIONS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding. As of December 31, 2009, accrued interest amounted to $4,816.

Since his appointment on August 31, 2006 and through June 30, 2009, Mr. Cutler, our former sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2009 and 2008, the Company owed Mr. Cutler $168,060 and $113,486, respectively.. As of December 31, 2009, accrued interest amounted to $4,816. In January 2010, Mr. Cutler, as part of the Settlement Agreement reached in the Bankruptcy proceedings agreed to release the Company from such debt.

7. STOCKHOLDERS' DEFICIT:

Preferred Stock

In October 2003, our Board of Directors adopted a resolution to authorize the issuance (in series) of up to 2,000,000 shares of preferred stock with no par value. Our board of directors may determine to issue shares of our preferred stock. If done, the preferred stock may be created and issued in one or more series and with such designations, rights, preference and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If preferred stock is issued and we are subsequently liquidated or dissolved, the preferred stock would be entitled to our assets, to the exclusion of the common stockholders, to the full extent of the preferred stockholders' interest in us. At December 31, 2009, there are no preferred shares issued and outstanding.

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

During the years ended December 31, 2009 and 2008, we did not issue any shares of our common stock.

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

No stock options were issued or outstanding during the years ended December 31, 2009 and 2008.

8. COMMITMENTS AND CONTINGENCIES:

No legal proceedings are pending or threatened to the best of our knowledge.

9. INCOME TAX

We have had losses since our Inception (May 8, 2001) through December 31, 2009 and therefore have not been subject to federal or state income taxes. We have accumulated tax losses available for carry forward of approximately $778,000. The carry forward is subject to examination by the tax authorities and expires at various dates through the year 2028. The Tax Reform Act of 1986 contains provisions that limits the NOL carry forwards available for use in any given year upon the occurrence of certain events, including significant changes in ownership interest. Consequently, following the issue of 55.1% of our total authorized and issued share capital in August 2006 to Mr. Cutler, one of our former directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code.

10. SUBSEQUENT EVENTS

On June 30, 2009, Atomic Paintball, Inc. ("the Company") filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7. The Chapter 7 Bankruptcy of Atomic Paintball, Inc. has been dismissed as of January 20, 2010.

On December 31, 2010, David J. Cutler resigned as the Chief Executive Officer and Chief Financial Officer of the Company and Mr. Don Mark Dominey was appointed the Chief Executive Officer, Chief Financial Officer and a director of the Company.

As of January 20, 2010, David J. Cutler, a former officer and director, has surrendered 3,530,255 shares of the common stock of the Company for retirement to treasury.

As of January 20, 2010, David J. Cutler, a former officer and director, is released and discharged of from all claims by the Company and that the Company is released and discharged from all claims by Mr. Cutler.

That effective on January 19, 2010, after the mailing of the Information Statement Pursuant to Section 14(f) of the Securities and Exchange Act of 1934, David Cutler has resigned as a director of the Company and Mr. Stephen Weathers is appointed a director of the Company. The Information Statement Pursuant to
Section 14(f) was mailed to the Company's shareholders of record on January 8, 2010.

David J. Cutler, a former officer and majority shareholder of the Company returned 3,530,255 shares of the Company's common stock held by him to the Company, to be retired to treasury. Prior to the return of the common shares, the Company had 7,488,804 shares of common stock issued and outstanding, of which Mr. Cutler held 3,925,724 shares representing approximately 52% of the issued and outstanding shares of common stock After the return of the shares, the Company will have 3,958,549 shares of common stock issued and outstanding. Mr. Cutler will retain 395,469 shares of the Company's common stock, approximately 10% of the Company's issued and outstanding common stock, at that time.

On January 20, 2010, David J. Cutler's resignation as a Director of the Company was effective.

Effective January 20, 2010, 10 days after the mailing of an Information Statement Pursuant to Section 14(f) of the Securities and Exchange Act of 1934, Mr. Stephen Weathers is appointed a director of the Company.

Consulting Agreements

Effective December 3, 2009, Mr. Dominey, an officer and director of the Company, entered into an Agreement with the Board of Directors with the Company that provides for the Company to pay Director a fee at the rate of $500 per quarter, which shall be paid in accordance with the Company's regularly established practices regarding the payment of Directors' fees. In addition, the Agreement with the Board of Directors provides that the Company will issue Mr. Dominey 100,000 shares of its common stock in exchange for services. In February 2010, Mr. Dominey waived the payment of the $500 quarterly fee.

On February 18, 2010, Mr. Dominey, an officer and director of the Company, entered into a Consulting Agreement with the Company that provides for him to earn up to 100,000 shares of the Company's common stock and the be reimbursed for reasonable expenses. The Consulting Agreement has a term of one year.

On December 3, 2009, Mr. Weathers, a director of the Company, entered into an Agreement with the Board of Directors with the Company that provides for the Company to pay Director a fee at the rate of $500 per quarter, which shall be paid in accordance with Company's regularly established practices regarding the payment of Directors' fees. In addition, the Agreement with the Board of Directors provides that the Company will issue Mr. Weathers 100,000 shares of its common stock in exchange for services. In February 2010, Mr. Weathers waived that payment of the $500 quarterly fee.

On February, 18, 2010, the Company entered into a Consultant Agreement with J.H. Brech, LLC, an affiliate of the Company. The Consulting Agreement provides for J.H. Brech, LLC to be retained as a Consultant as an advisor and consultant on business matters, consistent with Consultant's expertise and ability, and Consultant agrees to consult with the Company during the term of this Agreement. The Consultant Agreement provides for no compensation other then the reimbursement of expenses.

At March 29, 2010, the Company had outstanding accounts payables owed to J.H. Brech for the expenses incurred on its behalf totaling $143,733. On March 29, 2010, the Company's Board of Directors approved the issuance of a Convertible Promissory note to J.H. Brech, LLC in the amount of $143,733 with annual interest rate of 6% and a due date of March 29, 2012. The Convertible Promissory Note provides for a conversion of all or part of principal amount the Promissory Note at a rate of $0.50 per share.

The Company evaluated subsequent events through April 14, 2010, the date the condensed financial statements were issued and concluded there are no other material subsequent events.

                                   SIGNATURES

            In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ATOMIC PAINTBALL, INC.



Date: April 15, 2010                       By: /s/ Don Mark Dominey
                                               ----------------------------
                                                Don Mark Dominey
                                                Chief Executive Officer &
                                                Chief Financial Officer


            In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE               TITLE                        DATE

/s/ Don Mark Dominey             Chief Executive Officer,     April 15, 2010
                                 Chief Financial Officer,
                                 Principal Financial and
                                 Accounting Officer, and
                                 Director

/s/ Stephen Weathers             Director                     April 15, 2010