Form 10-Q
period 2010-03-31
ATOMIC PAINTBALL INC
filed 2010-05-19
CIK 1269022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-52856

                             ATOMIC PAINTBALL, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

      TEXAS                                              75-2942917
  ---------------                                         ----------
(State of Incorporation)                            (IRS Employer ID Number)

       510 Trophy Lake Drive, Suite 314, PMB 106, Trophy Club, Texas 76262
       -------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (817) 491-8611
                         (Registrant's Telephone number)

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)

Smaller  reporting  company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 17, 2009, there were 4,178,549 shares of the registrant's common stock, no par value, issued and outstanding.

                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

Balance Sheet - March 31, 2010 and December 31, 2009                           3

Statement of Operations - Three months ended March 31, 2010
and 2009 and for the period from inception (May 8, 2001) through
March 31, 2010                                                                 4

Statement of Cash Flows -Three  months ended March 31, 2010 and
2009 and for the period from inception (May 8, 2001) through
March 31, 2010                                                                 5

Notes to Financial Statements                                                  6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4. Controls and Procedures                                               19

Item 4T.  Controls and Procedures                                             19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 1A. Risk Factors - Not Applicable                                        19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Removed and Reserved                                                 19

Item 5.  Other Information                                                    19

Item 6.  Exhibits                                                             19

SIGNATURES                                                                    20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                             ATOMIC PAINTBALL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                                             March 31,               DECEMBER 31,
                                                                                                2010                    2009
                                                                                          -----------------       ------------------
                                                                                            (Unaudited)               (Audited)

                             ASSETS

Current Assets

      Cash & Cash Equivalents                                                           $              100      $                 -

                                                                                          -----------------       ------------------
                  Total Current Assets                                                                 100                        -

                                                                                          -----------------       ------------------
      TOTAL ASSETS                                                                      $              100      $                 -
                                                                                          =================       ==================

                             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                  $           39,870      $           150,742
      Accrued Interest                                                                               5,053                   20,973
      Loans from Shareholders                                                                       11,846                  179,907

                                                                                          -----------------       ------------------
                  Total Liabilities, all current                                                    56,769                  351,622
                                                                                          -----------------       ------------------


      Convertible Note Payable - Long Term                                                         143,733                        -

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' (DEFICIT)

      Preferred Stock, no par value: 2,000,000 shares authorized
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized                      -                        -
        no shares issued and outstanding as at December 31, 2009 and 2008 and
        188,000 shares issued and outstanding at December 31, 2006 with a
        $0.25 per share liquidation preference.

      Common Stock, no par value: 10,000,000 shares authorized,
        4,178,549 and 7,488,804 shares issued and outstanding as at March 31, 2010
        and December 31, 2009, respectively                                                        526,790                  436,790
      Deficit accumulated during the development stage.                                           (727,192)                (788,412)

                                                                                          -----------------       ------------------
                  Total Stockholders' Deficit                                                     (200,402)                (351,622)

                                                                                          -----------------       ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $              100      $             -
                                                                                          =================       ==================

                         See accompanying Notes to Financial Statements.

                                               3


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                                                    FROM INCEPTION
                                                         Three Months Ended                          (May 8, 2001)
                                                              March 31,                            THROUGH March 31,
                                                       2010                2009                          2010

                                              ---------------------  ------------------     --------------------------------

OPERATING EXPENSES

      General and Administrative              $            136,919 $            17,560    $                         902,493
      Depreciation and amortization                              -                   -                                6,835
      Gain on Settlement of Liabilities                   (199,218)             (4,964)                            (212,818)

                                              ---------------------  ------------------     --------------------------------
      Total Operating Income / (Expenses)                  (62,299)             12,596                              696,509

OPERATING LOSS                                              62,299             (12,596)                            (696,509)

OTHER INCOME (EXPENSE)
      Interest Expense                                      (1,078)             (2,512)                             (30,683)

                                              ---------------------  ------------------     --------------------------------
Net Loss before Income Taxes                                61,221             (15,108)                            (727,192)

Income tax expense                                               -                   -                                    -

                                              ---------------------  ------------------     --------------------------------
NET INCOME / (LOSS)                           $             61,221 $           (15,108)   $                        (727,192)
                                              =====================  ==================     ================================

NET LOSS PER COMMON SHARE

      Basic & Diluted                                        $0.01              ($0.00)
                                              =====================  ==================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                               4,906,436            7,488,804
                                              =====================  ====================


                         See accompanying Notes to Financial Statements.

                                              4


                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
               FROM INCEPTION (MAY 8, 2001) THROUGH MARCH 31, 2010

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
November 2007 at $0.125 per share


                See accompanying Notes to Financial Statements.




                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
               FROM INCEPTION (MAY 8, 2001) THROUGH MARCH 31, 2010

                                                                                     Accumulated
                                                Preferred Stock    Common Stock     deficit during
                                               ------------------------------------
                                               Shares   Amount   Shares    Amount  Develop. Stage   Total

                                                 #        $        #        $         $           $
                                             ---------  ------  ---------- -------- ------------  ----------

Conversion of Series A Convertible            (8,000)   (2,000)     16,000    2,000        -           -
Preferred Stock into Common Stock on a
1:2 basis on February 5, 2007

Net loss for the year ended December 31,          -        -         -       -         (166,969)   (166,969)
2007
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2007                      -        -     7,488,804  436,790    (494,082)    (57,291)

Net loss for the year ended December 31,          -        -         -       -         (112,774)   (112,774)
2008
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2008                      -              7,488,804 $436,790    (606,855)   (170,065)

Net loss for the year ended December 31,          -        -         -       -         (181,557)   (181,557)
2009
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2009                      -        -     7,488,804  436,790    (788,413)   (351,622)
                                             ---------  ------  ---------- -------- ------------  ----------
Cancellation of common stock                      -        -    (3,530,255)    -           -           -

Common stock issued for services at
$.50 per share                                    -        -        20,000   10,000        -         10,000

Common stock issued to Officers at
$.40 per share                                    -        -       200,000   80,000        -         80,000

Net income for the three months ended
March 31, 2010                                    -        -          -        -         61,221      61,221
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at March 31, 2010                         -        -     4,178,549 $526,790 $  (727,192)  $(200,401)
                                             =========  ======  ========== ======== ============  ==========


                             ATOMIC PAINTBALL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        FROM INCEPTION
                                                           Three Months ended            (May 8, 2001)
                                                                March 31,              THROUGH MARCH 31,
                                                            2010          2009             2010

                                                       ---------------------------    ---------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS                                               $      61,221 $    (15,108)  $       (727,191)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Depreciation                                                  -            -              6,835
     Loss on Disposal of Fixed Assets                              -            -              3,464
     Issuance of Common Stock For Services                    90,000            -            271,944
     Gain on Settlement of Liabilities                             -       (4,964)           (13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
     Increase (Decrease) in Accounts Payable                  32,860       (3,080)           197,202
     Increase in Accrued Expenses                            (15,920)       2,512              5,053

                                                       ---------------------------    ---------------
     Total Cash Flow Used In Operating Activities            168,161      (20,640)          (256,293)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Fixed Assets                                      -            -            (10,299)
                                                         ------------  -----------    ---------------
     Total Cash Flow Used In Investing Activities                  -            -            (10,299)

CASH FLOW FROM FINANCING ACTIVITIES
     Advances Under Loans From Shareholders                 (168,061)      19,640             85,692
     Net Proceeds from Issuance of Common Stock                    -            -            106,000
     Net Proceeds from Issuance of Preferred Stock                 -            -             75,000

                                                         ------------  -----------    ---------------
     Total Cash Flow Provided By Financing Activities       (168,061)      19,640            266,692

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS     $         100 $     (1,000)  $            100
                                                         ============  ===========    ===============

Cash and Cash Equivalents at the beginning of the period $         - $      2,492   $              -
                                                         ============  ===========    ===============
Cash and Cash Equivalents at the end of the period     $         100 $      1,492   $            100
                                                         ============  ===========    ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                 $           - $          -   $            207
                                                         ============  ===========    ===============
Cash paid for income tax                               $           - $          -   $              -
                                                         ============  ===========    ===============
Conversion of accounts payable to long term debt       $     143,733 $          -   $        143,733
                                                         ============  ===========    ===============

                 See accompanying Notes to Financial Statements.

                                       7

                             ATOMIC PAINTBALL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 and 2009
                                   (UNAUDITED)

1.  NATURE OF  OPERATIONS,  BASIS OF  PRESENTATION  AND  SIGNIFICANT  ACCOUNTING
POLICIES:

Nature of Operations -- We are a development stage corporation incorporated on May 8, 2001 in the State of Texas which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. The Company has established a website at www.atomicpaintballparks.com.

During ended December 31, 2009 and the three months ended March 31, 2010, we focused on completing those actions necessary to the implement our business plan.

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

BASIS OF PRESENTATION

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company", as set forth in Statement of Financial Accounting Standards No. 7 ("SFAS"). Among the disclosures required by SFAS No. 7 are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2009. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2009 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

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

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the three months ended March 31, 2010 and 2009.

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

There were no differences between our comprehensive loss and net loss during the three months ended March 31, 2010 and 2009.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for during the three months ended March 31, 2010 and 2009 as we had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

Stock-Based Compensation -- Stock compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

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

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. FASB ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. FASB ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of FASB ASC No. 860 will have on its financial statements.

There were accounting standards and interpretations issued during the three months ended March 31, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2.    GOING CONCERN AND LIQUIDITY:

At March 31, 2010, we had total assets of $100, no operating business or other source of income, outstanding liabilities totaling $200,502 and a stockholder' deficit of $200,402.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At March 31, 2010, we had a working capital deficit of $200,402 and reported an accumulated deficit of $727,192.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed.

3. ACCOUNTS PAYABLE

The balances of Accounts Payable at March 31, 2010 and December 31, 2009 include certain liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet

4. LOANS FROM SHAREHOLDERS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding. As of March 31, 2010 and December 31, 2009 accrued interest amounted to $5,006 and $4,816, respectively.

Since his appointment on August 31, 2006 and through December 31, 2008, Mr. Cutler, was our sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2009 and 2008, the Company owed Mr. Cutler $168,060 and $113,486, respectively.

As of January 20, 2010, David J. Cutler was released and discharged of from all claims by the Company and that the Company is released and discharged from all claims by Mr. Cutler. During the three months ended March 31, 2010, the Company recorded a gain of $199,218 on amounts owed to Mr. Cutler consisting on accrued Directors fees of $15,000, accrued interest of $16,157 and notes payable of $168,060.

5. RELATED PARTY TRANSACTIONS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding. As of March 31, 2010 and December 31, 2009 accrued interest amounted to $5,006 and $4,816, respectively.

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

As of January 20, 2010, David J. Cutler is released and discharged of from all claims by the Company and that the Company is released and discharged from all claims by Mr. Cutler. During the three months ended March 31, 2010 the Company recorded a gain of $199,218 on amounts owed to Mr. Cutler consisting on accrued Directors fees of $15,000, accrued interest of $16,157 and notes payable of $168,060. In addition Mr. Cutler has surrendered 3,530,255 shares of the common stock of the Company for retirement to treasury.

6. CONVERTIBLE NOTE PAYABLE

On March 29, 2010, the Company entered into a $143,733 Commercial Promissory Note with JH Brech, LLC. The Note is for $143,733 with 6% interest per annum due two years from the date of the Note. Under the terms of the Note, JH Brech has the right to convert all or part of the principal balance of the Note to common stock of the Company at $0.50. At March 31, 2010, accrued interest amounted to $47.

7. STOCKHOLDERS' DEFICIT:

Preferred Stock

In October 2003, our Board of Directors adopted a resolution to authorize the issuance (in series) of up to 2,000,000 shares of preferred stock with no par value. Our board of directors may determine to issue shares of our preferred stock. If done, the preferred stock may be created and issued in one or more series and with such designations, rights, preference and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If preferred stock is issued and we are subsequently liquidated or dissolved, the preferred stock would be entitled to our assets, to the exclusion of the common stockholders, to the full extent of the preferred stockholders' interest in us. At March 31, 2010, there are no preferred shares issued and outstanding.

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

As of January 20, 2010, David J. Cutler has surrendered 3,530,255 shares of the common stock of the Company for retirement to treasury.

In January 2010 the Company issued a total of 20,000 shares of common stock valued at $10,000 ($.50 per share) for services.

In February 2010 the Company issued a total of 200,000 shares of common stock valued at $80,000 ($.40 per share) to Directors for services.

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

No stock options were issued or outstanding as of March 31, 2010.

8. COMMITMENTS AND CONTINGENCIES:

No legal proceedings are pending or threatened to the best of our knowledge.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 16, 2010, the date the condensed financial statements were issued and concluded there are no other material subsequent events.

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

OVERVIEW

We were incorporated on May 8, 2001, in the State of Texas, as a development stage corporation which planned to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its own facilities and through our website www.atomicpaintballparks.com.

During ended December 31, 2009 and the three months ended March 31, 2010, we focused on completing those actions necessary to the implement our business plan.

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

On January 23, 2010, Ms. Shirley Heller was appointed the Secretary of the Company.

Liquidity and Capital Resources

At March 31, 2010, we had total assets of $100 consisting solely of cash, no operating business or other source of income, outstanding liabilities totaling $200,502 and a stockholder' deficit of $20,402.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At December 31, 2010, we reported an accumulated deficit of $727,192.

Short Term

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once full operations
commence,   our  needs  for   additional   financing   is  likely  to   increase
substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

During the three months ended March 31, 2010 and 2009, we did not recognize any revenue from operations.

During the three months ended March 31, 2010, the operational income of $62,299 compared to operational losses of $12,596. The increase of $74,895 in operational income was a result $119,359 gain in general and administrative expenses offset by a $199,218 in gains on settlement of liabilities. The $119,359 increase in general and administrative expenses was a result of an increase in legal fees in connection with our bankruptcy activities and settlement.

During the three months ended March 31, 2010, we recognized net income of $61,221 compared to a net loss of $15,108 during the three months ended March 31, 2009. The $76,329 increase in income is a result of the $74,895 increase in operational income combined with a $1,434 decrease in interest expense.

CASH FLOW INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

At March 31, 2010, we had total assets of $100 consisting of cash, no operating business or other source of income, outstanding liabilities totaling $200,502 and a stockholder' deficit of $200,402.

Net cash provided by operations during the three months ended March 31, 2010 was $168,161 compared to net used by operations of $20,640 for the three months ended March 31, 2009. During the three months ended March 31, 2010 net income of $61,221 was adjusted by the non-cash item $90,000 in issuing common stock for services. During the three months ended March 31, 2009, net losses of $15,108 were adjusted for the non-cash item of $4,964 gain in settlement of liabilities.

During the three months ended March 31, 2010 and 2009, the we did not receive or use any funds in investing activities.

During the three months ended March 31, 2010, we used $168,061 from financing activities. During the three months ended March 31, 2009, we received $19,640 from financing activities.

Since his appointment on August 31, 2006 and through December 31, 2008, Mr. Cutler, was our sole officer and a director, has made advances to us of $237,687 by way of a loan. These funds are used to support our ongoing operating costs and settle certain outstanding liabilities. In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock. In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock. At December 31, 2009 and 2008, the Company owed Mr. Cutler $168,060 and $113,486, respectively.

As of January 20, 2010, David J. Cutler was released and discharged of from all claims by the Company and that the Company is released and discharged from all claims by Mr. Cutler. During the three months ended March 31, 2010, the Company recorded a gain of $199,218 on amounts owed to Mr. Cutler consisting on accrued Directors fees of $15,000, accrued interest of $16,157 and notes payable of $168,060.

On March 29, 2010, the Company entered into a $143,733 Commercial Promissory Note with JH Brech, LLC. The Note is for $143,733 with 6% interest per annum due two years from the date of the Note. Under the terms of the Note, JH Brech has the right to convert all or part of the principal balance of the Note to common stock of the Company at $0.50. At March 31, 2010, accrued interest amounted to $47.

As of January 20, 2010, David J. Cutler has surrendered 3,530,255 shares of the common stock of the Company for retirement to treasury.

In January 2010, the Company issued a total of 20,000 shares of common stock valued at $10,000 ($.50 per share) for services.

In February 2010 the Company issued a total of 200,000 shares of common stock valued at $80,000 ($.40 per share) to Directors for services.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and includes those policies and procedures that:

     (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of our assets;

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended March 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.


ITEM 2.  CHANGES IN SECURITIES

During the period of January 1, 2010 through March 31, 2010, we made the following sales or issuances of our unregistered securities.


 DATE OF                TITLE OF            NO. OF
  SALE                 SECURITIES           SHARES          CONSIDERATION           CLASS OF PURCHASER
------------------ -------------------- ---------------- ----------------------- -----------------------------

January 20, 2010      Common Stock          20,000              Services                   Officer
------------------ -------------------- ---------------- ----------------------- -----------------------------
  February 2010       Common Stock          200,000             Services                  Directors
------------------ -------------------- ---------------- ----------------------- -----------------------------

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as officers and directors of the Company. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4.  REMOVED AND RESERVED

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

                                             ATOMIC PAINTBALL,  INC.

Date: May 17, 2010                           By: /s/ Don Mark Dominey
                                                 ----------------------------
                                                 Don Mark Dominey
                                                 Chief Executive Officer, &
                                                 Principal Accounting Officer