Form 10-Q
period 2010-06-30
ATOMIC PAINTBALL INC
filed 2010-08-16
CIK 1269022

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 11, 2010, there were 4,178,549 shares of the registrant's common stock, no par value, issued and outstanding.


                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

Balance Sheet - June 30, 2010 and December 31, 2009                                                F-1

Statement of  Operations - Three and Six months ended June 30, 2010 and 2009 and
for the period from inception (May 8, 2001) through  June 30, 2010                                 F-2

Statement of Cash Flows -Six months ended June 30, 2010 and 2009
and for the period from inception (May 8, 2001) through June 30, 2010                              F-3

Notes to Financial Statements                                                                      F-4

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               4

Item 4. Controls and Procedures                                                                   4

Item 4T.  Controls and Procedures                                                                 4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                        5

Item 1A. Risk Factors - Not Applicable                                                            5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                              5

Item 3.  Defaults Upon Senior Securities                                                          5

Item 4.  Removed and Reserved                                                                     5

Item 5.  Other Information                                                                        5

Item 6.  Exhibits                                                                                 5

SIGNATURES                                                                                        6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                         BALANCE SHEETS

                                                                                            June 30,            DECEMBER 31,
                                                                                              2010                    2009
                                                                                          (Unaudited)               (Audited)
                                                                                        -----------------       ------------------

                             ASSETS

Current Assets

      Cash & Cash Equivalents                                                         $              100      $                 -
      Prepaid Expenses                                                                             1,250                        -
                                                                                        -----------------       ------------------
                  Total Current Assets                                                             1,350                        -

                                                                                        -----------------       ------------------
      TOTAL ASSETS                                                                    $            1,350      $                 -
                                                                                        =================       ==================

                             LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                $          136,156      $           150,742
      Accrued Interest                                                                             7,395                   20,973
      Loans from Shareholders                                                                     11,846                  179,907

                                                                                        -----------------       ------------------
                  Total Current  Liabilities                                                     155,397                  351,622
                                                                                        -----------------       ------------------


      Convertible Note Payable - Long Term                                                       143,733                        -

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' (DEFICIT)

      Preferred Stock, no par value: 2,000,000 shares authorized
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized                    -                        -
        no shares issued and outstanding as at December 31, 2009 and 2008 and
        188,000 shares issued and outstanding at December 31, 2006 with a
        $0.25 per share liquidation preference.

      Common Stock, no par value: 10,000,000 shares authorized,
        4,178,549 shares issued and outstanding as at June 30, 2010
        and December 31, 2009, respectively                                                      528,790                  436,790
      Deficit accumulated during the development stage.                                         (826,570)                (788,412)

                                                                                        -----------------       ------------------
                  Total Stockholders' Deficit                                                   (297,780)                (351,622)

                                                                                        -----------------       ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                           $               1,350   $         -
                                                                                        =================       ==================

                         See accompanying Notes to Financial Statements.
                                              F-1


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                                                                                   FROM INCEPTION
                                                  Three Months Ended            Six Months Ended                    (May 8, 2001)
                                                     June 30,                        June 30,                      THROUGH JUNE 30,
                                                2010           009             2010              2009                   2010
                                           -----------------  ------------  --------------  ----------------      ----------------

OPERATING EXPENSES

      General and Administrative           $         97,055 $      67,758   $     233,956 $          69,508     $         999,529
      Depreciation and amortization                       -             -               -                 -                 6,835
      Gain on Settlement of Liabilities                   -             -        (199,218)           (4,964)             (212,818)

                                           -----------------  ------------  --------------  ----------------      ----------------
      Total Operating Income / (Expenses)            97,055        67,758          34,738            64,544               793,545

OPERATING LOSS                                      (97,055)      (67,758)        (34,738)          (64,544)             (793,545)

OTHER INCOME (EXPENSE)
      Interest Expense                               (2,342)       (2,883)         (3,420)           (5,395)              (33,025)

                                           -----------------  ------------  --------------  ----------------      ----------------
Net Loss before Income Taxes                        (99,397)      (70,641)        (38,158)          (69,939)             (826,570)

Income tax expense                                        -             -               -                 -                     -

                                           -----------------  ------------  --------------  ----------------      ----------------
NET INCOME / (LOSS)                        $        (99,397)$     (70,641)  $     (38,158)$         (69,939)    $        (826,570)
                                           =================  ============  ==============  ================      ================

NET LOSS PER COMMON SHARE

      Basic & Diluted                                ($0.02)       ($0.01)         ($0.01)           ($0.01)
                                           =================  ============  ==============  ================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

      Basic & Diluted                             4,178,549      7,488,804      4,511,947         7,488,804
                                           =================  ============  ==============  ================


                         See accompanying Notes to Financial Statements.
                                              F-2


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
November 2007 at $0.125 per share





                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
               FROM INCEPTION (MAY 8, 2001) THROUGH MARCH 31, 2010

                                                                                     Accumulated
                                                Preferred Stock    Common Stock     deficit during
                                               ------------------------------------
                                               Shares   Amount   Shares    Amount  Develop. Stage   Total

                                                 #        $        #        $         $           $
                                             ---------  ------  ---------- -------- ------------  ----------

Conversion of Series A Convertible            (8,000)   (2,000)     16,000    2,000        -           -
Preferred Stock into Common Stock on a
1:2 basis on February 5, 2007

Net loss for the year ended December 31,          -        -         -       -         (166,969)   (166,969)
2007
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2007                      -        -     7,488,804  436,790    (494,082)    (57,291)

Net loss for the year ended December 31,          -        -         -       -         (112,774)   (112,774)
2008
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2008                      -              7,488,804 $436,790    (606,855)   (170,065)

Net loss for the year ended December 31,          -        -         -       -         (181,557)   (181,557)
2009
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at December 31, 2009                      -        -     7,488,804  436,790    (788,413)   (351,622)
                                             ---------  ------  ---------- -------- ------------  ----------
Cancellation of common stock                      -        -    (3,530,255)    -           -           -

Common stock issued for services at
$.50 per share                                    -        -        20,000   10,000        -         10,000

Common stock issued to Officers at
$.40 per share                                    -        -       200,000   80,000        -         80,000

Capital contribution of services                  -        -          -       2,000        -          2,000

Net income for the three months ended
June 30, 2010                                     -        -          -        -        (38,158)    (38,158)
                                             ---------  ------  ---------- -------- ------------  ----------
Balance at June 30, 2010                          -        -     4,178,549 $528,790 $  (826,571)  $(297,780)
                                             =========  ======  ========== ======== ============  ==========

















                         See accompanying Notes to Financial Statements
                                               F-4

                             ATOMIC PAINTBALL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            SIX MONTHS ENDED             (May 8, 2001)
                                                                 JUNE 30,              THROUGH JUNE 30,
                                                            2010          2009             2010

                                                       ---------------------------    ---------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS                                               $     (38,158) $   (69,939)  $       (826,570)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Depreciation                                                  -            -              6,835
     Loss on Disposal of Fixed Assets                              -            -              3,464
     Issuance of Common Stock For Services                    90,000            -            271,944
     Capital contribution of services                          2,000                           2,000
     Gain on Settlement of Liabilities                      (199,218)      (4,964)          (212,818)
CHANGES IN OPERATING ASSETS & LIABILITIES
     Decrease in Prepaid Expenses                             (1,250)           -             (1,250)
     Decrease in Other Receivables                                 -            -                  -
     Increase (Decrease) in Accounts Payable                 129,147       14,017            293,489
     Increase in Accrued Expenses                            (13,578)       3,870              7,395

                                                       ---------------------------    ---------------
     Total Cash Flow Used In Operating Activities            (31,057      (57,016)          (455,511)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Fixed Assets                                      -            -            (10,299)
                                                         ------------  -----------    ---------------
     Total Cash Flow Used In Investing Activities                  -            -            (10,299)

CASH FLOW FROM FINANCING ACTIVITIES
     Advances Under Loans From Shareholders                   31,157       54,574            284,910
     Net Proceeds from Issuance of Common Stock                    -            -            106,000
     Net Proceeds from Issuance of Preferred Stock                 -            -             75,000

                                                         ------------  -----------    ---------------
     Total Cash Flow Provided By Financing Activities         31,157)      54,574            465,910

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS     $         100 $     (2,442)  $            100
                                                         ============  ===========    ===============

Cash and Cash Equivalents at the beginning of the      $           0 $      2,492   $              -
period                                                   ============  ===========    ===============

Cash and Cash Equivalents at the end of the period     $         100 $         50   $            100
                                                         ============  ===========    ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                 $           - $          -   $            207
                                                         ============  ===========    ===============
Cash paid for income tax                               $           - $          -   $              -
                                                         ============  ===========    ===============
Conversion of accounts payable to long term debt       $     143,733 $          -   $        143,733
                                                         ============  ===========    ===============

                         See accompanying Notes to Financial Statements.

                             ATOMIC PAINTBALL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 and 2009
                                   (UNAUDITED)

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

During the year ended December 31, 2009 and the six months ended March 31, 2010, we focused on completing those actions necessary to the implement our business plan.

BASIS OF PRESENTATION

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Among the disclosures required by SFAS No. 7 are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the six months ended June 30, 2010 and 2009.

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

There were no differences between our comprehensive loss and net loss during the six months ended June 30, 2010 and 2009.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No.128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for during the six months ended June 30, 2010 and 2009 as we had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

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

There were accounting standards and interpretations issued during the six months ended June 30, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2.    GOING CONCERN AND LIQUIDITY:

At June 30, 2010, we had total assets of $100, no operating business or other source of income, outstanding liabilities totaling $200,502 and a stockholder' deficit of $200,402.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2010, we had a working capital deficit of $154,047 and reported an accumulated deficit of $826,570.

It is our current intention to seek to raise the debt and/or equity financing to meet ongoing operating expenses and fully implement our proposed business plan. There is no assurance that this series of events will be satisfactorily completed.

3. ACCOUNTS PAYABLE

The balances of Accounts Payable at June 30, 2010 and December 31, 2009 include certain liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet

4. LOANS FROM SHAREHOLDERS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding. As of June 30, 2010 and December 31, 2009 accrued interest amounted to $5,198 and $4,816, respectively.

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

5. RELATED PARTY TRANSACTIONS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding. As of June 30, 2010 and December 31, 2009 accrued interest amounted to $5,198 and $4,816, respectively.

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

6. CONVERTIBLE NOTE PAYABLE

On March 29, 2010, the Company entered into a $143,733 Commercial Promissory Note with JH Brech, LLC. The Note is for $143,733 with 6% interest per annum due two years from the date of the Note. Under the terms of the Note, JH Brech has the right to convert all or part of the principal balance of the Note to common stock of the Company at $0.50. At June 30, 2010, accrued interest amounted to $2,197.

7. STOCKHOLDERS' DEFICIT:

Preferred Stock

In October 2003, our Board of Directors adopted a resolution to authorize the issuance (in series) of up to 2,000,000 shares of preferred stock with no par value. Our board of directors may determine to issue shares of our preferred stock. If done, the preferred stock may be created and issued in one or more series and with such designations, rights, preference and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If preferred stock is issued and we are subsequently liquidated or dissolved, the preferred stock would be entitled to our assets, to the exclusion of the common stockholders, to the full extent of the preferred stockholders' interest in us. At June 30, 2010, there are no preferred shares issued and outstanding.

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

During the six months ended June 30, 2010 two Directors chose to wave there Director's Fees of $500 per quarter. The Company recorded the fees as a capital contribution of $2,000 in services.

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

No stock options were issued or outstanding as of June 30, 2010.

At the Company's June 26, 2010, Meeting of the Shareholders, a majority of the Company approved the adoption of a stock option plan entitled the "2010 Atomic Paintball, Inc. Stock Option and Award Incentive Plan." ("2010 Plan") The 2010 Plan authorizes 2,000,000 shares of the Company's common stock be reserved for issuance under the 2010 Plan.

No stock options were issued or outstanding as of June 30, 2010.

8. COMMITMENTS AND CONTINGENCIES:

No legal proceedings are pending or threatened to the best of our knowledge.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 11, 2010, the date the condensed financial statements were issued and concluded there are no other material subsequent events.

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

OVERVIEW

We were incorporated on May 8, 2001, in the State of Texas, as a development stage corporation which planns to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its own facilities and through our website www.atomicpaintballparks.com.

During ended December 31, 2009 and the six months ended June 30, 2010, we focused on completing those actions necessary to the implement our business plan.

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

Liquidity and Capital Resources

At June 30, 2010, we had total current assets of $1,350 consisting of $100 in cash and $1,250 in prepaid expenses, no operating business or other source of income, total current liabilities totaling $155,397 and a stockholder' deficit of $297,780.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At June 30, 2010, we reported an accumulated deficit of $826,570.

Short Term.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JUNE 30, 2010  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2009

During the three months ended June 30, 2010 and 2009, we did not recognize any revenue from operations.

During the three months ended June 30, 2010, the operational loss of $97,055 compared to operational losses of $67,758 for the three months ended June 30, 2009. The increase of $29,297 in operational losses was a result $29,297 increase in general and administrative expenses. The $29,297 increase in general and administrative expenses was a result of an increase in legal and accounting fees in connection with the holding a shareholders' meeting.

During the three months ended June 30, 2010, we recognized net loss of $99,397 compared to a net loss of $70,641 during the three months ended June 30, 2009. The $28,756 increase in losses is a result of the $$29,297 increase in operational losses offset by a $541 decrease in interest expense.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

During the six months ended June 30, 2010 and 2009, we did not recognize any revenue from operations.

During the six months ended June 30, 2010, the operational loss of $34,738 compared to operational losses of $64,544 for the six months ended June 30, 2009. The decrease of $29,806 in operational losses was a result of an increase of $194,254 in gains on the settlement of liabilities offset by a $164,448 increase in general and administrative expenses. The $164,448 increase in general and administrative expenses was a result of an increase in legal and accounting fees in connection with our dismissal from bankruptcy proceedings, the filing of our annual report and the requirements of holding a shareholders' meeting.

During the six months ended June 30, 2010, we recognized net loss of $38,158 compared to a net loss of $69,939 during the six months ended June 30, 2009. The $31,781 decrease in net losses is a result of the $29,806 decrease in operational losses combined with the $1,975 decrease in interest expense.

CASH FLOW INFORMATION FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

At June 30, 2010, we had total current assets of $1,350 consisting of $100 in cash and $1,250 in prepaid expenses, no operating business or other source of income, total current liabilities totaling $155,397 and a stockholder' deficit of $297,780.

Net cash provided by operations during the six months ended June 30, 2010 was $168,161 compared to net used by operations of $57,016 for the six months ended June 30, 2009. During the six months ended June 30, 2010 net losses of $38,158 was adjusted by the non-cash item of $90,000 in issuing common stock for services and a $2,000 contribution of services. During the six months ended June 30, 2009, net losses of $69,939 were adjusted for the non- cash item of $4,964 gain in settlement of liabilities.

During the six months ended June 30, 2010 and 2009, the we did not receive or use any funds in investing activities.

During the six months ended June 30, 2010, we used $168,061 from financing activities. During the six months ended June 30, 2009, we received $54,574 from financing activities.

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

As of January 20, 2010, David J. Cutler was released and discharged of from all claims by the Company and that the Company is released and discharged from all claims by Mr. Cutler. During the six months ended March 31, 2010, the Company recorded a gain of $199,218 on amounts owed to Mr. Cutler consisting on accrued Directors fees of $15,000, accrued interest of $16,157 and notes payable of $168,060.

On March 29, 2010, the Company entered into a $143,733 Commercial Promissory Note with JH Brech, LLC. The Note is for $143,733 with 6% interest per annum due two years from the date of the Note. Under the terms of the Note, JH Brech has the right to convert all or part of the principal balance of the Note to common stock of the Company at $0.50. At June 30, 2010, accrued interest amounted to $2,197.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2.  CHANGES IN SECURITIES

NONE.

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

                                               ATOMIC PAINTBALL,  INC.

Date: August 16, 2010                          By: /s/Don Mark Dominey
                                                   ---------------------------
                                                    Don Mark Dominey
                                                   Chief Executive Officer, &
                                                   Principal Accounting Officer