Form 10-Q
period 2010-09-30
ATOMIC PAINTBALL INC
filed 2010-11-22
CIK 1269022

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEBER 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from __________ to ___________

                                  Commission file number:  000-52856

                             ATOMIC PAINTBALL, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

          TEXAS                                          75-2942917
          -----                                          ----------
(State of Incorporation)                          (IRS Employer ID Number)

          2600 E. Southlake Blvd., Ste 120-366, Southlake, Texas, 76092
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (817) 491-8611
                                ----------------
                         (Registrant's Telephone number)

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).        Yes [X]           No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 18, 2010, there were 4,178,549 shares of the registrant's common stock, no par value, issued and outstanding.



                             ATOMIC PAINTBALL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

Balance Sheet - September 30, 2010 and December 31, 2009                                   3

Statement of  Operations - Three and Nine months ended September 30, 2010 and
2009 and for the period from Inception (May 8, 2001) through
September 30, 2010                                                                         4

Statement of Cash Flows -Nine months ended September 30, 2010 and 2009
and for the period from Inception (May 8, 2001) through September 30, 2010                 5

Notes to Financial Statements                                                              6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        18

Item 4. Controls and Procedures                                                            19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                 19

Item 1A. Risk Factors - Not Applicable                                                     19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       19

Item 3.  Defaults Upon Senior Securities                                                   19

Item 4.  Removed and Reserved                                                              19

Item 5.  Other Information                                                                 19

Item 6.  Exhibits                                                                          19

SIGNATURES                                                                                 20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)

                                                                                           September 30,         DECEMBER 31,
                                                                                               2010                  2009
                                                                                          ---------------       ----------------
                                                                                           (Unaudited)

                          ASSETS

Current Assets
      Cash & Cash Equivalents                                                           $             85      $               -
                                                                                          ---------------       ----------------
                Total Current Assets                                                                  85                      -

                                                                                          ---------------       ----------------
      TOTAL ASSETS                                                                      $             85      $               -
                                                                                          ===============       ================

                          LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                  $        133,571      $         150,742
      Accrued Interest                                                                             9,763                 20,973
      Loans from Shareholders                                                                     11,846                179,907
                                                                                          ---------------       ----------------
                Total Liabilities, all current                                                   155,180                351,622
                                                                                          ---------------       ----------------


      Convertible Note Payable                                                                   143,733                      -
                                                                                          ---------------       ----------------
Total Liabilities                                                                                298,913                351,622
                                                                                          ---------------       ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

      Preferred Stock, no par value: 2,000,000 shares authorized                                       -                      -
      Series A Convertible Preferred Stock, no par value; 400,000 shares authorized
        no shares issued and outstanding as at September 30, 2010 and  December 31, 2009               -                      -
      Common Stock, no par value: 10,000,000 shares authorized,
        4,178,549  and 7,488,804 shares issued and outstanding as at  September 30, 2010
        and December 31, 2009, respectively                                                      528,790                436,790
      Additional paid in capital                                                                 199,218                      0
      Deficit accumulated during the development stage.                                       (1,026,836)              (788,412)
                                                                                          ---------------       ----------------
                Total Stockholders' Deficit                                                     (298,828)              (351,622)

                                                                                          ---------------       ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $           85        $             -
                                                                                          ===============       ================

                                 See accompanying Notes to Financial Statements.
                                                       3


                                             ATOMIC PAINTBALL, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                                                            FROM INCEPTION
                                                                                                             (May 8, 2001)
                                            Three Months Ended                    Nine Months Ended             THROUGH
                                              September 30,                          September 30,            SEPTEMBER 30,
                                     -----------------------------------    ------------------------------
                                            2010            2009                  2010           2009            2010
                                       ---------------  --------------        -------------  -------------  ----------------

OPERATING EXPENSES

     General and Administrative      $         (1,339)$        20,489       $      232,636 $       84,734 $         984,609
     Depreciation and amortization                  -               -                    -              -             6,835

                                     -----------------  --------------      ---------------  -------------  ----------------
     Total Operating Income / (Expenses)       (1,339)         20,489              232,636         84,734           991,444

OPERATING LOSS                                  1,339         (20,489)            (232,636)       (84,734)         (991,444)

OTHER INCOME (EXPENSE)
     Interest Expense                          (2,368)         (3,910)              (5,788)        (9,305)          (35,392)

                                     -----------------  --------------      ---------------  -------------  ----------------
Loss before Income Taxes                       (1,029)        (24,399)            (238,424)       (94,039)       (1,026,836)

Income tax expense                                  -               -                    -              -                 -

                                     -----------------  --------------      ---------------  -------------  ----------------
NET INCOME / (LOSS)                  $         (1,029)$       (24,399)      $     (238,424)$      (94,039)$      (1,026,836)
                                     =================  ==============      ===============  =============  ================

NET LOSS PER COMMON SHARE

     Basic & Diluted                           ($0.00)         ($0.00)              ($0.05)        ($0.01)
                                     =================  ==============      ===============  =============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

     Basic & Diluted                     4,178,549        7,488,804            4,399,593      7,488,804
                                     =================  ================    ===============  =============


                                 See accompanying Notes to Financial Statements.
                                                       4


                                     ATOMIC PAINTBALL, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                                        FROM INCEPTION
                                                           NINE MONTHS ENDED            (May 8, 2001)
                                                             SEPTEMBER 30,                 THROUGH
                                                            2010          2009        SEPTEMBER 30, 2010

                                                       ---------------------------    -----------------

CASH FLOW  FROM OPERATING ACTIVITIES

NET LOSS                                               $    (238,424)$    (94,039)  $       (1,026,836)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Depreciation                                                  -            -                6,835
     Loss on Disposal of Fixed Assets                              -            -                3,464
     Issuance of Common Stock For Services                    90,000            -              271,944
     Capital contribution of services                          2,000                             2,000
     Gain on Settlement of Liabilities                             -       (4,964)             (13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
     Increase (Decrease) in Accounts Payable                 129,716       18,165              294,058
     Increase in Accrued Expenses                              4,947        7,804               25,920

                                                       ---------------------------    -----------------
     Total Cash Flow Used In Operating Activities            (11,761)     (73,034)            (436,215)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Fixed Assets                                      -            -              (10,299)
                                                         ------------  -----------    -----------------
     Total Cash Flow Used In Investing Activities                  -            -              (10,299)

CASH FLOW FROM FINANCING ACTIVITIES
     Advances Under Loans From Shareholders                   11,846       73,084              265,599
     Net Proceeds from Issuance of Common Stock                    -            -              106,000
     Net Proceeds from Issuance of Preferred Stock                 -            -               75,000

                                                         ------------  -----------    -----------------
     Total Cash Flow Provided By Financing Activities         11,846       73,084              446,599

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS     $          85 $         50   $               85
                                                         ============  ===========    =================

Cash and Cash Equivalents at the beginning of the period $         - $          -   $                -
                                                         ============  ===========    =================
Cash and Cash Equivalents at the end of the period     $          85 $         50   $               85
                                                         ============  ===========    =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                 $           - $          -   $              207
                                                         ============  ===========    =================
Cash paid for income tax                               $           - $          -   $                -
                                                         ============  ===========    =================
Conversion of accounts payable to long term debt       $     143,733 $          -   $          143,733
                                                         ============  ===========    =================
Forgives of amounts owed to related party              $     199,218 $          -   $          199,218
                                                         ============  ===========    =================
Conversion of preferred stock to common stock          $             $          -   $           75,000
                                                         ============  ===========    =================

                         See accompanying Notes to Financial Statements.
                                               5

                             ATOMIC PAINTBALL, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2010 and 2009
                                   (UNAUDITED)

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

During the year ended December 31, 2009 and the nine months ended September 30, 2010, we focused on completing those actions necessary to the implement our business plan.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The prior period presentation of discontinued operations has been reclassified based on the dismissal of the Chapter 7 proceeding in January, 2010.

BASIS OF PRESENTATION

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Among the disclosures required by ASC 915
"Development Stage Entities" are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

Revenue Recognition - We expect to generate revenue from providing facilities, services and products in connection with paintball sport activities. Revenues will be recognized as services and products are delivered. We are currently in the development stage and had no revenue during the nine months ended September 30, 2010 and 2009.

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

There were no differences between our comprehensive loss and net loss during the nine months ended September 30, 2010 and 2009.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards ASC 260, Earnings Per Share. ASC 260, "Earnings Per Share" replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was the same as Basic EPS for during the nine months ended September 30, 2010 and 2009 as we had losses in all periods since our inception and, therefore, the effect of all additional potential common stock would be antidilutive.

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

In June 2009, the FASB issued Financial Accounting Standards Codification No. 860 - Transfers and Servicing. ASC No. 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. ASC No. 860 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC No. 860 will have on its financial statements.

There were accounting standards and interpretations issued during the nine months ended September 30, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

2. ACCOUNTS PAYABLE

The balances of Accounts Payable at September 30, 2010 and December 31, 2009 include certain liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities. During the 3 months ended September 30, 2010 the Company received a discount of $12,500 for professional fees. The Company recorded a gain on settlement of liabilities of $12,500 during the three months ended September 30, 2010, which is included with general and administrative expenses.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet.

3. LOANS FROM SHAREHOLDERS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding. As of September 30, 2010 and December 31, 2009 accrued interest amounted to $5,392 and $4,816, respectively.

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

As of January 20, 2010, David J. Cutler was released and discharged of from all claims by the Company and that the Company is released and discharged from all claims by Mr. Cutler. During the three months ended March 31, 2010, the Company recorded a capital contribution of $199,218 on amounts owed to Mr. Cutler consisting on accrued Directors fees of $15,000, accrued interest of $16,158 and notes payable of $168,060.

4. RELATED PARTY TRANSACTIONS

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead. This loan bears interest at an annual rate of 6.5% and was repayable in full in July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.125 per share. This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares. Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding. As of September 30, 2010 and December 31, 2009 accrued interest amounted to $5,392 and $4,816, respectively.

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

As of January 20, 2010, David J. Cutler is released and discharged of from all claims by the Company and that the Company is released and discharged from all claims by Mr. Cutler. During the three months ended March 31, 2010 the Company recorded a capital contribution of $199,218 on amounts owed to Mr. Cutler consisting on accrued Directors fees of $15,000, accrued interest of $16,158 and notes payable of $168,060. In addition Mr. Cutler has surrendered 3,530,255 shares of the common stock of the Company for retirement to treasury.

5. CONVERTIBLE NOTE PAYABLE

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with JH Brech, LLC. The Note is for $143,733 with 6% interest per annum due two years from the date of the Note. Under the terms of the Note, JH Brech has the right to convert all or part of the principal balance of the Note to common stock of the Company at $0.50. At September 30, 2010, accrued interest amounted to $4,371.

6. STOCKHOLDERS' DEFICIT:

Preferred Stock

In October 2003, our Board of Directors adopted a resolution to authorize the issuance (in series) of up to 2,000,000 shares of preferred stock with no par value. Our board of directors may determine to issue shares of our preferred stock. If done, the preferred stock may be created and issued in one or more series and with such designations, rights, preference and restrictions as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock. If preferred stock is issued and we are subsequently liquidated or dissolved, the preferred stock would be entitled to our assets, to the exclusion of the common stockholders, to the full extent of the preferred stockholders' interest in us. During the years ended December 31, 2003 and 2004 the Company sold a total of $75,000 of preferred stock at $.25 per share. During the years ended December 31, 2006 and 2007 the Company converted the each share of preferred stock into 2 shares of common stock. At September 30, 2010, there are no preferred shares issued and outstanding.

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

During the nine months ended September 30, 2010 two Directors chose to wave there Director's Fees of $500 per quarter. The Company recorded the fees as a capital contribution of $2,000 in services.

As of January 20, 2010, David J. Cutler is released and discharged of from all claims by the Company and that the Company is released and discharged from all claims by Mr. Cutler. During the three months ended March 31, 2010 the Company recorded a capital contribution of $199,218 on amounts owed to Mr. Cutler consisting on accrued Directors fees of $15,000, accrued interest of $16,158 and notes payable of $168,060. In addition Mr. Cutler has surrendered 3,530,255 shares of the common stock of the Company for retirement to treasury.

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

No stock options were issued or outstanding as of September 30, 2010.

At the Company's June 26, 2010, Meeting of the Shareholders, a majority of the Company approved the adoption of a stock option plan entitled the "2010 Atomic Paintball, Inc. Stock Option and Award Incentive Plan." ("2010 Plan") The 2010 Plan authorizes 2,000,000 shares of the Company's common stock be reserved for issuance under the 2010 Plan.

No stock options were issued or outstanding as of September 30, 2010.

7. COMMITMENTS AND CONTINGENCIES:

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

OVERVIEW

We were incorporated on May 8, 2001, in the State of Texas, as a development stage corporation which plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its own facilities and through our website www.atomicpaintballparks.com.

During ended December 31, 2009 and the nine months ended June 30, 2010, we focused on completing those actions necessary to the implement our business plan.

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

Liquidity and Capital Resources

At September 30, 2010, we had total current assets of $85 consisting solely of cash, no operating business or other source of income, total current liabilities totaling $155,180 and a stockholder' deficit of $298,828.

In our financial statements for the fiscal years ended December 31, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the fiscal years ended December 31, 2009 and 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. At September 30, 2010, we reported an accumulated deficit of $1,026,836.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

During the three months ended September 30, 2010 and 2009, we did not recognize any revenue from operations.

During the three months ended September 30, 2010, the operational income of $1,339 compared to operational losses of $20,489 for the three months ended September 30, 2009. The decrease of $21,828 in operational losses was a result

$21,828 decrease in general and administrative expenses. The decrease over the prior period was due to the fact that in the prior period the Company had incurred expenses in connection with the bankruptcy filing.

During the three months ended September 30, 2010, we recognized a net loss of $1,029 compared to a net loss of $24,399 during the three months ended September 30, 2009. The $23,370 decrease in losses is a result of the $21,828 decrease in general and administrative expenses losses combined with a $1,542 decrease in interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

During the nine months ended September 30, 2010 and 2009, we did not recognize any revenue from operations.

During the nine months ended September 30, 2010, the operational loss of $232,636 compared to operational losses of $84,734 for the nine months ended September 30, 2009. The increase of $147,902 in operational losses was a result of an increase of $147,902 in general and administrative expenses, which was a result of an increase in legal and accounting fees in connection with our dismissal from bankruptcy proceedings, the filing of our annual report and the requirements of holding a shareholders meeting.

During the nine months ended September 30, 2010, we recognized net loss of $238,424 compared to a net loss of $94,039 during the nine months ended September 30, 2009. The $144,385 increase in net losses is a result of the $147,902 increase in general and administrative expenses offset by a $3,517 decrease in interest expense.

CASH FLOW INFORMATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

At September 30, 2010, we had total current assets of $85 consisting solely of cash, no operating business or other source of income, total current liabilities totaling $155,180 and a stockholder' deficit of $298,828.

Net cash used by operations during the nine months ended September 30, 2010 was $11,761 compared to net used by operations of $73,034 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, net losses of $238,424 was adjusted by the non-cash item of $90,000 in issuing common stock for services and a $2,000 contribution of services. During the nine months ended September 30, 2009, net losses of $94,039 were adjusted for the non- cash item of $4,964 gain in settlement of liabilities.

During the nine months ended September 30, 2010 and 2009, the we did not receive or use any funds in investing activities.

During the nine months ended September 30, 2010, we received $11,846 from financing activities. During the nine months ended September 30, 2009, we received $73,084 from financing activities.

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

As of January 20, 2010, David J. Cutler was released and discharged of from all claims by the Company and that the Company is released and discharged from all claims by Mr. Cutler. During the six months ended March 31, 2010, the Company recorded a gain of $199,218 on amounts owed to Mr. Cutler consisting on accrued Directors fees of $15,000, accrued interest of $16,158 and notes payable of $168,060.

On March 29, 2010, the Company entered into a $143,733 Commercial Promissory Note with JH Brech, LLC. The Note is for $143,733 with 6% interest per annum due two years from the date of the Note. Under the terms of the Note, JH Brech has the right to convert all or part of the principal balance of the Note to common stock of the Company at $0.50. At September 30, 2010, accrued interest amounted to $4,371.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

                                                ATOMIC PAINTBALL,  INC.

Date: November 22, 2010                         By: /s/ Don Mark Dominey
                                                    --------------------------
                                                    Don Mark Dominey
                                                    Chief Executive Officer, &
                                                    Principal Accounting Officer