Form 10-K
period 2010-12-31
ATOMIC PAINTBALL INC
filed 2011-04-14
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-52856

ATOMIC PAINTBALL, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2942917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 E. Southlake Boulevard, Suite 120-366, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(817) 491-8611

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $1,228,783 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  4,278,549 shares of common stock are issued and outstanding as of April 6, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following

•	our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations as they become due,
•	our ability to continue as a going concern,
•	our ability to develop revenue producing operations,
•	our ability to establish our brand and effectively compete in our target market, and
•	risks associated with the external factors that impact our operations, including economic and leisure trends.

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.   You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under “Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in "Item 1A. - Risk Factors".  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Atomic Paintball,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010, “2009” refers to the year ended December 31, 2009, and “2011” refers to the year ending December 31, 2011.

The information which appears on our website at www.atomicpaintballparks.com is not part of this report.

PART I

ITEM 1.               DESCRIPTION OF BUSINESS.

Overview

We are a development stage company formed to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.  Subject to the availability of sufficient capital, in order to implement our business plan, our objectives over the next 12 months are to:

•	seek to raise funding in an initial private placement;
•	establish a database of existing paintball parks and related businesses;
•	establish a database of potential locations for new paintball parks;
•	relaunch the first phase of an expanded website to replace our current website in conjunction with an online directory of existing paintball parks to build our brand identity;
•	identify a management team of experienced paintball executives committed to implementing our proposed business plan;
•
develop list of criteria and a formal assessment process for identifying, evaluating and prioritizing potential acquisition targets to arrive at a short list of potential acquisitions we would like to complete, subject to our ability to negotiate acceptable acquisition terms;

•
enter into negotiation with the owners of potential acquisition targets we have short listed as meeting the criteria of the formal assessment process as developed in item vii above and attempt to agree purchase terms acceptable to us;

•	sign purchase agreements, subject to funding, to acquire our acquisition targets; and
•	prepare a comprehensive business plan for the proposed acquisition.

Consequently, it is our overall objective that at the end of the 12 month period following our receipt of sufficient capital, we will have developed a comprehensive business plan for a carefully selected acquisition, supported by a committed management team, as a basis to seek the funding necessary to complete the proposed acquisition.  Our ability, however, to accomplish these goals is dependent upon our ability to raise capital.  In addition to funds we otherwise need for our ongoing operations, we will need to raise approximately $250,000 in capital to fund the implementation of our business plan together with an additional approximately $250,000 for an initial first acquisition of a small paintball field and/or a mobile field system.  Thereafter, we anticipate that we will need to raise approximately $1 million to $5 million to complete a more substantial program of acquisitions.  We do not have any commitments for capital and there are no assurances we will be able to raise the necessary capital, in which event we would be unable to continue to implement our business plan.

Even if we are successfully in raising this initial capital, we do not anticipate generating any revenue until we have completed our first acquisition.  We have not identified any acquisition targets.  In addition, there can be no assurances we will be able to successfully achieve any of these initial objectives during the next 12 months, or if we are successfully achieve the initial objectives, that we will be able to raise the additional funding required.

Paintball - The Sport

The evolution of paintball into the sport that it is today took place fairly quickly in comparison to most other sports. Paintball is claimed by some to have been the most exciting new attraction to hit the amusement industry in 20 years. Today, the sport has over 9 million participants, male and female, young and old, playing in more than 50 countries.

The use of paintball guns, or "markers" as they are referred to, began in the early 1970s, when they were used as a tool for marking trees and livestock.  In 1981, 12 friends played the first recreational paintball game using these industrial paintball guns on a field measuring over 100 acres.  Typically, in these early years, the sport was played as a small group of friends getting together in the woods to play total elimination games.  Sometimes the friends broke into teams to play each other, but most games were "every man for himself." Over the years, recreational paintball has become more sophisticated.  Because more people were playing, and playing in teams rather than as individuals, team play has become the standard.  Different playing variations began to form, the most popular being "capture the flag," but a variety of offensive/defensive scenarios have also become popular.  Also, as the number of people interested in paintball grew, so did the development of the commercial paintball industry. The development of commercial paintball fields allowed large groups of people to meet in one place to play, and the business owners were pushed to develop new and exciting ways to keep these paintballers entertained.  This drove the development of new scenarios and styles of playing.  The biggest style of play change to come about because of commercial fields was the "bunker-style" game.  Smaller fields let players start the action quicker, instead of having to stalk through the woods for 15 minutes before seeing anyone.  Also, players purchased more paintballs when they were in a constant firefight, which made the commercial fields more profitable.  At its very core, paintball is a very sophisticated game of "dodge ball" and "capture the flag."  The game is played with two teams starting on opposite ends of the arena trying to reach two objectives.  One, to "mark out" (i.e. hit with a paintball) as many players from the opposing team as possible and second to "capture the flag" and to reach other goals set by the  parameters of the game. The game can be equated to a "real world" interactive game of chess with the mental, but additionally a physical, element of the game.  Today, while commercial paintball fields are commonplace, there are still a large number of people that prefer playing paintball out in the woods.  While "outlaw" paintball is generally much cheaper, it is also more problematic than paying to play at a commercial field.

The first professional tournament was held in 1983 with the prizes that were worth $14,000.  Today, major tournaments have hundreds of thousands of dollars worth of prizes.

The first outdoor commercial paintball field started in 1982. The first indoor paintball field followed in 1984. The fields allowed large groups of people to meet in one place to play, and the business owners were pushed to develop new and exciting ways to keep their customers entertained.  This drove the development of new scenarios and styles of play. Today there are more than 1,300 registered paintball fields in the US and it is believed that in total there are approximately 2,500 paintball fields in the U.S. and Canada.  The majority of these fields are small, family run, undercapitalized, "hobby" businesses which offer only the most basic, primitive facilities and operate without adequate marketing support or the operation of best business practices.

We believe that this market structure provides us with the ideal opportunity to establish a chain of purpose built, aggressively marketed, professionally operated paintball parks.  Our goal is to provide the opportunity for our customers to play the most innovative gaming scenarios at the highest quality facilities, purchase all paintball equipment and supplies they need and have the opportunity to eat, rehydrate and relax at one convenient paintball park.

Key Points to Implementing our Business Plan

   Establish a Database of Existing Paintball Parks and Related Businesses

We expect to initially obtain information about existing paintball parks from the limited information available from:

•	the existing online directories of paintball parks currently available on the internet;
•	Yellow Pages and other print directories;
•	advertisements by paintball parks in current and back issues of the various paintball magazines, including;
•	depending on the level of funding we are able to achieve, we may purchase specially compiled marketing/mailing lists of paintball parks, and
•
depending on the level of funding we are able to achieve, we may run advertisements in the paintball press soliciting information from paintball parks to appear in a new, free, online directory of paintball parks.

We expect to then contact each paintball park we have identified to request information to be compiled into a comprehensive online directory of paintball parks.  Our internal research finds that the existing online directories of paintball parks are extremely primitive - often out of date, with no more than a list of names, addresses and a web link to the web page of each individual paintball park.  We believe that the creation of the online database of existing paintball parks will allow us to rapidly build knowledge of the paintball park industry, gain exposure to paintball park management and owners and build a distinctive website with valuable content for a wide range of users.  We believe that in addition to providing a source of revenue through product and merchandise sales, the sales data to be generated by the website will help us to identify and maintain the optimum product mix for our onsite stores and the website will serve as a valuable marketing tool for our paint ball parks by advertising their physical locations, providing driving directions, allowing potential customers to research our session fees and rentals, join a league or learn more about the sport of paintball and our operations.

We expect to offer a modern, well-designed, highly functional website that provides key details of each participating paintball park on a single website.  In addition to the standard information of name, address and telephone number, we will also provide details of the size (acreage), number and size of playing areas, description of the playing environment, available facilities, opening hours and prices.  We also expect to include advertising/marketing messages from the paintball parks included in the online directory and to encourage players to post comments on the parks they use.  Our goal will be to drive traffic to the online directory from online search engines and links with other general paintball websites.

We do not expect to charge paintball parks for a listing in the online directory.  Similarly, players seeking paintball parks where they can play will not be charged for accessing the site.  We believe the benefit to our company by compiling, and effectively leveraging, a database of existing paintball parks will allow us to identify and analyze:

•	the current product offerings, customer service experiences and business practices from a wide range of paintball parks;
•	paintball parks which are no longer in business and that potentially could be revived with new management and funding;
•	underperforming paintball parks where we believe we could create added value by providing new management expertise and funding; and
•	highly successful paintball parks where we will seek to learn and replicate the basis of their success and potentially look to recruit their senior management for our own operations.

The quality of the marketing materials we expect to use to solicit data for the online directory, the ability to use third party marketing consultants and the use of part-time or full-time employees to compile the data will all be dependent on the level of funding that we are able to achieve.

Establish a Database of Potential Locations for New Paintball Parks

We expect to initially obtain information about potential locations from new paintball parks by:

•	contacting real estate agents to assist us in identifying land owners who may be interested in developing property they own as a paintball park; and
•
depending on the level of our available funding, placing advertisements in both paintball and non-paintball magazines soliciting land owners who may be interested in developing property they own as a paintball park.

The quality of the marketing materials and the extent of advertising we use to solicit interested land owners will be dependent on the level of funding that we are able to achieve.

                    Create a Website in Conjunction with an Online Directory of Existing Paintball Parks to Build Our Brand Identity

Our objective is to build a website that builds a brand identity for our business.  We believe that developing our website in conjunction with an online directory will assist us in achieving this goal.  We believe that the online directory will create value for existing paintball park owners and players without cost to them and will assist us in establishing a reputation that we are in touch with events and developments within the overall paintball park sector. The speed with which we develop our website, the sophistication of the website, the use of third party consultants or part-time or full-time employees will all be dependent on the level of funding that we are able to achieve.

                    Identify a Management Team of Experienced Paintball Executives Committed to Implementing Our Proposed Business Plan

We believe that engaging a management team committed to implementing our business plan as soon as we complete our first acquisition is critical to the continued successful implementation of our business plan.  We will seek to identify a management team using the following methods:

•	when we identify highly successful paintball parks, we will attempt to acquire the park with its existing management in place;
•
we will search for highly talented executives operating in existing, under-funded, paintball operations who have not been able to maximize their potential through lack of opportunity in their current roles;

•	we will advertise in paintball publications for management candidates;
•	we will actively seek a real estate professional with experience of obtaining planning consents and property development to be part of the management team; and
•
if necessary, if we are unable to assemble the management team we are seeking  through our own contacts, depending of the level of funding available to us, we will consider retaining a third party executive search firm to identify appropriate candidates.

There is no guarantee that we will be successful in being able to attract the quality of experienced management that we are seeking who will be prepared to commit to join our unproven start up operation.

    Identify, Evaluate and Prioritize Potential Acquisition Targets

We believe that among the 2,500 existing paintball parks in North America and Canada there may be opportunities to purchase certain existing paintball parks that can be enhanced to provide the full extent of our proposed product offering to our targeted demographic for less than it would cost to build an entirely new facility from scratch.  We will also consider acquiring existing paint ball parks as a means of rapidly establishing a critical mass of operations.   We expect to identify potential acquisition targets by:

•	direct mail to the paintball parks in our database;
•	direct mail to land owners identified by commercial real estate brokers as having a potential interest in developing land they own as a paintball park;
•	contacting business brokers to solicit and refer paintball business to us on a contingent basis; and
•	placing advertisements in paintball and financial magazines seeking acquisitions candidates.

When we receive an expression of interest from a potential acquisition target, we will evaluate the potential target against a list of criteria we will have established in conjunction with our prospective new management team.  The key factors of this list of criteria include:

•           the location of the existing or potential paintball park.  We believe that proximity and convenient access to a critical mass of our targeted demographic is critical to the long term success of any paintball park.  Other relevant factors include proximity to other existing paintball parks and, in respect of new paintball parks, the likely planning considerations of establishing a new park.

•           anticipated requirement for new capital expenditure. At one extreme, if we acquire an existing successful, profitable paintball park, it may require little in the way of additional capital expenditure.  At the other extreme, if we acquire a green field site (raw, undeveloped land), we will have to build an entire new facility, including infrastructure.  In between these two extremes, we expect to be able to acquire existing, undercapitalized paintball parks that will need significant upgrades in the existing facilities to achieve their true operating potential.  Assessing the anticipated risk and returns on these various levels of potential capital expenditure will be a significant challenge for our prospective management team;

•           existing customer base/brand reputation.  We believe that new, green field sites will need extensive sales and marketing expenditure to develop customer awareness and establish a stable growing customer base. For existing paintball parks, we will need to assess the strength of their reputation and customer/brand loyalty. We believe that even in existing profitable, successful paintball businesses, we will be able to increase customer numbers through carefully targeted marketing aimed at key demographic groups;

•           the quality of existing management.  Particularly in our early acquisitions, the existence of talented and successful management who wish to continue their employment with us and rise to the new challenges we have to offer them will be very attractive to us.

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

Negotiate with the Owners of Potential Acquisition Targets

Once we have established a short list of acquisitions we would like to make, we will seek to enter into negotiations with owners of the assets in question to establish whether it is possible to negotiate terms that are mutually acceptable to both parties.  At our stage of development, transactions that can be completed with a high percentage of consideration comprising shares of our common stock and/or owner carried purchase notes are particularly attractive to us.  At the same time, we recognize that we will be able to purchase businesses more cheaply for cash.  In addition to cash for acquisitions, we will also need to raise additional funding to provide ongoing working capital and additional capital investment for the businesses we acquire.  There is no guarantee that we will be able to negotiate acceptable acquisition terms for businesses or assets we would wish to purchase.

    Sign Purchase Agreements, Subject to Funding, to Acquire Our Acquisition Targets

Unless we can complete acquisitions for consideration comprising 100% of shares of our common stock and, or, owner financed purchase notes, we will seek to enter into binding purchase agreements, subject to funding, to acquire our acquisition targets.  These agreements will be for a term that will give us sufficient time to raise the funding necessary to complete the acquisition in question.  We recognize that certain owners of assets that we would wish to purchase will not be prepared to sign such agreements in which case we will do our best to fund such acquisitions based on the circumstances in which we find ourselves.

    Prepare a Comprehensive Business Plan for the Proposed Acquisition.

When we have "locked in" the terms of a specific acquisition, subject to funding, we will then prepare a business plan as a basis to raise the funding for the proposed acquisition.  The business plan will include all relevant historic information about the target acquisition, our proposed business plan for the acquisition target, profiles of the management team we have assembled to implement our strategy and details of the funding we are seeking to raise to complete the acquisition.  While we have not considered any potential acquisitions at this stage, we anticipate that we shall probably need to raise $1 million to $5 million in funding to complete our first acquisition. We will seek investment partners in order to raise the necessary funds to acquire our first paintball park and provide us with the necessary working capital for the acquired business.  Such potential partners will include banks, investment funds, high net worth individuals and broker dealers. There is no guarantee that we will be able to raise the funding that we require to complete our targeted acquisition or provide us with the necessary working capital for the acquired business.

Our Proposed Facilities

Our proposed facilities will cover a 5-acre area and will offer four fully enclosed paintball fields, including one tournament-sized and three smaller fields, a 2,000 square foot building housing an onsite shop for equipment and merchandise sales, an equipment rental facility, a players' lounge, indoor restrooms, an air-conditioned meeting room, a concession stand and 1,000 square feet of covered picnic tables for dining and relaxing between games.  An all weather surface parking area for 200 vehicles will be available for customers.

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

In the 2,000 square feet building, the onsite shop will display paintball related products, clothing and accessories for player purchase with attendants available to answer players' questions about product enhancements, assembly, and repair of paintball equipment.  Our rental facility will be located in the rear of the building with visibility to the playing fields.  The location of the rental facility will decrease the amount of time a player spends refilling tanks and purchasing more paint in order to return to play. The rental location will house 200 to 300 rental guns, paintball masks, paint, and six, 80-pound carbon dioxide tanks for refilling player’s air guns.

Proposed Location for Paintball Facilities

The majority of existing paintball parks are located largely as a matter of random chance.  For instance, a location may have been established because an individual with an interest in the sport of paintball happens to own a piece of property that is not being used for anything else and decides to make it into a paintball park.

We expect to build our proposed paintball facilities at locations established by feasibility studies of key demographic data.  We have not yet selected any site nor obtained financing for the development of these proposed facilities.

We intend to engage architects and real estate consultants to conduct feasibility studies that will identify and assess the key logistical and demographical factors that we need to consider in order to determine the appropriate locations for each of our proposed facilities.  We expect that the planned feasibility studies will address such factors as:

•	major traffic areas;
•	highly populated areas;
•	established community centers;
•	business and governmental facilities;
•	other paintball facilities;
•	direct competitors; and
•	other high-traffic and high-profit companies

One of our goals is to make the sport of paintball more travel-friendly and logistically convenient for our potential customers.  We believe we can differentiate ourselves from, and gain a competitive advantage over, the traditional "mom and pop" and "hobby" operated paintball facilities which are typically located out in the countryside, sometimes an hour away from the nearest major city, by locating our facilities in close, convenient proximity to our major customer demographics.

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

Proposed Sources of Revenue in the Paintball Industry

We expect that we will generate future revenues through:

•           Session Fees.  We presently expect to charge $25 for a four hour paintball session.

•           Equipment Rental.  We expect to offer rental equipment for an average fee of $20 per person per session.  We anticipate that the standard rental equipment package will include a paintball gun and a mask.

•           Paintball Sales.  We presently anticipate that a large portion of our future revenues will be generated through the sale of the paintballs to be used during each paintball session.  Based upon our internal research, we believe that an average paintball participant will spend $40 on paintballs during each four hour session.

•           Equipment Sales.  We believe that similar to many sports, many paintball players prefer to own their own equipment, including guns (markers) and masks.  Our research indicates that the current prices for guns range from $40 for a low-end model to $1,600 for a high-end model and the average price for a mask is $60.  We will seek to provide an optimal product mix at our onsite shops to appeal to the widest group of players, making our inventory sections by conducting research on current sales trends in existing paintball shops and websites.

•           Merchandise Sales.  We also expect that onsite shops will also carry a variety of Atomic Paintball branded merchandise, such as hats, t-shirts, sweatshirts, beer mugs, shot glasses and key chains.

•           Concession Stands.  We expect to also have concession stands that offer a full range of snack foods typically found in a convenience store environment including soda and water, chips and candy.

•           Website Sales.  We expect that our proposed website will not only sell the equipment and merchandise that will be available at our onsite stores, but our website will also sell a broader product range.

We have identified a number of potential suppliers for these products and do not believe we will have any difficulty in purchasing them in the future at prices which permit us to be competitive in our target market.  In addition, we will seek to enter into agreements with wholesales and other fulfillment companies which will permit us to offer a broader range of merchandise on our website than in our onsite stores under arrangements in which our supplier(s) manage the inventory and fulfillment operations.  We do not have any agreements or understandings with any third parties at this time.

Competition

The paintball industry is continually changing and very competitive.  We expect competition in this business to intensify in the future.  If we fail to attract and retain a customer base we will not develop significant revenues or market share.  Going into business in the paintball industry is relatively easy and new competitors enter this market at a relatively low cost. In addition, the market for paintball gaming and paintball products is very competitive and no clear leader has been established, although a number of companies have recently announced plans to open multiple paintball facilities in other parts of the United States.  We will compete with a variety of other companies, including existing paintball product suppliers and paintball activity fields and the online retail web sites of some traditional retailers who may also sell paintball products and services, all of which are better capitalized, have established operating histories and brand recognition.

With respect to our proposed sales of paintball equipment and merchandise, there are other companies across the country that retail paintball merchandise at competitive prices both online and in retail stores.  These companies offer competitively priced basic paintball equipment, supplies and apparel, and we may have difficulty competing with them.

Because of the development nature of our business, there are no assurances we will ever successfully compete in our target market.

Intellectual property

We regard our trade secrets and similar intellectual property as valuable to our business, and we will rely on trade secret protection and confidentiality agreements we expect to enter into with our employees, partners and others to protect our proprietary rights.  We also have the right to the domain name www.atomicpaintballparks.com.  However, as with phone numbers, we do not have and cannot acquire any property rights in an Internet address.  The regulation of domain names in the United States and in other countries is also subject to change.  Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.  In addition, we are aware of other domain names similar to ours which are used by companies in our target market.  There can be no assurance that the steps taken by us will be adequate to prevent misappropriation or infringement of our proprietary property.

Employees

As of March 31, 2011, we had no full time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Our History

We were formed as a Texas corporation in May 2001.

On June 30, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7.  On October 1, 2009, Mr. David Cutler, then our sole officer and director and a creditor in the proceeding, and the bankruptcy trustee filed a Motion for an Order Approving Bondholder Settlement.  Such motion was objected to by a group of our shareholders consisting of J.H. Brech, LLC and Messrs. Harry McMillan, Charles Webb, Don Mark Dominey, Mark Armstrong, David Myers and John E. Bradley.  On October 30, 2009, these objecting shareholders filed a Motion to Dismiss the Chapter 7 Case.

On January 20, 2010, the Court dismissed the Chapter 7 proceedings as a result of the obtainment and execution of a Settlement Agreement between our company, our existing management and the objecting shareholders which provided for the following:

•	Mr. Stephen Weathers was appointed to our Board of Directors;

•	Mr. David Cutler resigned his positions with our company upon the execution the Settlement Agreement;

•	Mr. Don Mark Dominey was appointed our Chief Executive Officer and President and a member of our Board of Directors;

•	Mr. David Cutler, surrendered to us 3,530,235 shares of our common stock held by him for retirement to our treasury; and

•	We released and discharged Mr. David Cutler, from all claims by us and we were released and discharged from all claims by Mr. Cutler.

ITEM 1.A             RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $1.1 million as of December 31, 2010. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in developing revenue generating operations.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS IF AT ALL.  BECAUSE OF THE SIZE OF OUR COMPANY AND THE LIMITED PUBLIC MARKET FOR OUR COMMON STOCK, IT IS LIKELY THAT THE TERMS OF ANY FINANCING WE MAY BE ABLE TO SECURE WILL BE DETRIMENTAL TO OUR CURRENT SHAREHOLDERS.

Our current operations are not sufficient to fund our operating expenses.  We will need to raise additional working capital to continue to implement our business model, satisfy our obligations as they become due, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under Federal securities laws.  Generally, small development stage businesses such as ours which for which there is only a limited public market for their securities face significant difficulties in their efforts to raise equity capital.  While to date we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts to date, there are no assurances that we will be successful utilizing these existing sources.  In such an event, we could be required to engage a broker-dealer to assist us in our capital raising efforts.  Even if we are successful in finding a broker-dealer willing to assist us in raising capital, there are no assurances that the terms of financings offered by a broker-dealer will be as favorable as those we have offered our inventors to date.  While we do not have any commitments to provide additional, if we are able to raise capital the structure of that capital raise could impact our company and our shareholders in a variety of ways.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.  If we do not raise funds as needed, we may not be able to continue to implement our business plan and it is likely that you would lose your entire investment in our company.

WE HAVE LIMITED HISTORY AND WE CANNOT ASSURE YOU THAT OUR BUSINESS MODEL WILL BE SUCCESSFUL IN THE FUTURE OR THAT OUR OPERATIONS WILL BE PROFITABLE.

Our company was formed in 2001 and we have yet to commence any revenue producing operations.  Accordingly, investors have no operating history upon which to evaluate our business model.  There can be no assurances whatsoever that we will be able to successfully implement our business model, penetrate our target markets or attain a wide following for our services.  We are subject to all the risks inherent in an early stage enterprise and our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in those businesses.

THE CURRENT DECLINE IN PAINTBALL POPULARITY MAY ADVERSELY AFFECT OUR BUSINESS.

Participation in the sport of paintball has decreased in the last few years.  If this decline is permanent, there is significant risk that the demand for paintball parks and paintball related products will be negatively impacted resulting in a decline of sales revenues, if any are ever developed.  This decline could result from adverse economic conditions that could negatively affect disposable income, changes in leisure habits or changes in statutory regulations effecting paintball parks or products.

BECAUSE OF THE NATURE OF OUR PROPOSED ACTIVITIES, WE MAY BE SUBJECT TO LIABILITY CLAIMS RESULTING FROM PERSONAL INJURIES AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE LIABILITY INSURANCE.

We may become involved in various lawsuits incidental to our business, some of which may relate to claims allegedly resulting in injury or death.  Significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors of sports equipment throughout the United States resulting in general uncertainty as to the nature and extent of liability for personal injuries.  In recent years, product liability insurance has become much more expensive, more restrictive and more difficult to obtain.  While we expect to obtain liability insurance, there can be no assurance that we will be able to obtain or maintain liability insurance coverage sufficient to cover any successful liability claims made against us.  Any claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our future financial condition and results of operations and our ability to continue as a going concern.

OUR SOLE OFFICER DOES NOT ALLOCATE HIS FULL TIME TO OUR BUSINESS THEREBY RESULTING IN POTENTIAL CONFLICTS OF INTEREST IN HIS DETERMINATION AS TO HOW MUCH TIME TO DEVOTE TO OUR AFFAIRS, AND THIS CONFLICT OF INTEREST COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

Our sole officer devotes only approximately 5% of his time and attention to our business and he is engaged in other business endeavors which are unrelated to our company.  If his other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to implement our business plan. We cannot assure you that these potential conflicts of interest will be resolved in our favor.

PROVISIONS OF OUR ARTICLES OF INCORPORATION MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of up to 2,000,000 shares of preferred stock with such rights and preferences as maybe determined from time to time by our board of directors. Our board of directors may, without shareholder approval, issue additional classes of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

OUR COMMON STOCK IS CURRENTLY QUOTED ON THE OTC BULLETIN BOARD, BUT TRADING IN THIS SECURITY IS LIMITED, AND TRADING IN THIS SECURITY IS, OR COULD BE, SUBJECT TO THE PENNY STOCK RULES.  BECAUSE OUR STOCK CURRENTLY TRADES BELOW $5.00 PER SHARE, AND IS QUOTED ON THE OTC BULLETIN BOARD, OUR STOCK IS CONSIDERED A "PENNY STOCK" WHICH CAN ADVERSELY AFFECT ITS LIQUIDITY.

Currently, our common stock is quoted on the OTC Bulletin Board.  The market for our common stock is limited and there are no assurances that an active market for our stock will ever develop.  In addition, as the trading price of our common stock is less than $5.00 per share, our common stock is considered a "penny stock," and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.  SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks.  These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.  In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B.             UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                DESCRIPTION OF PROPERTY.

Our principal executive offices are located at the offices of J.H. Brech, LLC, a related party which provides consulting services to us.  We do not currently pay monthly rent for the use of the use of this office and the use of these facilities are included in our consulting arrangement with J.H. Brech, LLC.  We expect to continue to use these facilities until such time as we begin generating revenues from our operations.

ITEM 3.                LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                (REMOVED AND RESERVED).

PART II

ITEM 5.                MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock is quoted in the over-the-counter market on the OTC Bulletin Board under the symbol ATOC.  The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2009
First quarter ended March 31, 2009	$0.55	$0.125
Second quarter ended June 30, 2009	$0.65	$0.25
Third quarter ended September 30, 2009	$0.38	$0.20
Fourth quarter ended December 31, 2009	$0.40	$0.21

2010
First quarter ended March 31, 2010	$0.65	$0.35
Second quarter ended June 30, 2010	$0.60	$0.42
Third quarter ended September 30, 2010	$0.51	$0.20
Fourth quarter ended December 31, 2010	$0.40	$0.24

The last sale price of our common stock as reported on the OTC Bulletin Board was $0.40 per share on April 4, 2011, the last sale date.  As of March 31, 2011, there were approximately 50 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock.  Under Texas law, we are prohibited from paying dividends on our common stock if (1) our surplus is less than the amount required by Section 21.313 of the Texas Business Organizations Code to be transferred to stated capital at the time the share dividend is made; or (2) the share dividend will be made to a holder of shares of any other class or series, unless (A)our Articles of Incorporation provide for the dividend; or (B) the share dividend is authorized by the holders of at least a majority of the outstanding shares of the class or series in which the share dividend is to be made.  We have no present intention to declare or pay dividends on shares of our common stock.

Recent Sales of Unregistered Securities

None.

ITEM 6.                SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2010 and 2009 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company formed in 2001.  Our business model is to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.  Our actions taken to date have consisted of organizing our company, designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, architectural firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment, as well as real estate brokers.

Going Concern

We reported a net loss of $308,577 for 2010 and we have incurred net losses of approximately $1,096,989 since inception through December 31, 2010.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from a related party.  In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $500,000.  Given the development stage nature of our company and the current status of the capital markets, there are no assurances we will be able to raise the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations.  However, assuming we are able to raise the capital, we expect to begin the launch of phase one of operating plans within six to nine months of receiving the capital.

Results of Operations

Our general and administrative expenses primarily include legal and accounting fees and fees and costs of our transfer agent and non-cash compensation expenses for our executive officer and independent director.  General and administrative expenses increased 74% for 2010 from 2009.  This increase includes approximately $138,000 in legal fees, a substantial portion of which were one-time fees, together with $123,000 of non-cash compensation expense.   We expect that these expenses will decrease slightly during 2011 as a result of the one-time nature of certain of the expenses in 2010, however, we expect general and administrative expenses will increase significantly once we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense represents a non-cash expense representing interest on a notes payable in the principal amount of $10,900 due to a former officer which is presently past due, as well as interest on a related party convertible note payable in the principal amount of $143,733 which matures in March 2012.  The 12% decrease in interest expense in 2010 from 2009 is the result of the extinguishment of notes payable to a former officer as described below.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2010 we had a working capital deficit of $190,248 as compared to a working capital deficit of $351,622 at December 31, 2009.  Our current liabilities have decreased approximately 44% at December 31, 2010 from December 30, 2009 primarily related to the terms of the Settlement Agreement with a former officer related to the dismissal of the Chapter 7 bankruptcy proceeding as described earlier in this report under Item 1. Business - Our History.  As a result of this Settlement Agreement, we recorded a capital contribution of $199,218 on amounts owed to the former officer consisting on accrued director’s fees of $15,000, accrued interest of $16,158 and notes payable of $168,060.

During 2010 we received working capital advances from J.H. Brech, LLC, a related party, and we used these proceeds in part to reduce our accounts payable.  At December 31, 2010 these amounts were non-interest bearing and due on demand.

Net cash used by operating activities in 2010 was $45,359 as compared to net cash used by operating activities of $56,835 in 2009 which reflects our lack of revenue producing operations.  During 2010, net cash used by operating activities $127,000 in non-cash compensation expense and a non-cash gain related to the Settlement Agreement with our former officer, together with increases in accounts payable - related party and accounts payable and accrued expenses.  During 2009, net cash used by operating activities included an increase in accounts payable and accrued expenses. We did not generate or use any cash from investing activities in either 2010 or 2009.   Net cash provided by financing activities in each of 2010 and 2009 reflects amounts advanced to us by J.H. Brech, LLC, a related party.

Our former President loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004.  The loan was convertible at the holder’s option into shares of our common stock at $0.125 per share.  The loan remains outstanding and the holder has declined to convert the outstanding balance.  As of December 31, 2010 and 2009 accrued interest amounted to $5,586 and $4,816, respectively.

At December 31, 2010 we also owe J.H. Brech, LLC, a related party, $143,733 principal amount under a convertible promissory note, together with accrued interest of $6,545.  This note matures in March 2012.

We do not currently have any revenue producing operations and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  As described elsewhere herein, we need to initially raise $500,000 to fund the initial launch of our business plan.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the financial statements included in this report.  Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued, but not yet effective accounting pronouncements, will have a material impact on our financial statements or financial condition.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Larry O'Donnell, CPA, PC formerly the independent registered public accountant for our company resigned as our independent registered public accountant on October 26, 2010, purportedly due to his resigning from public audit work.  We subsequently learned that the Public Company Accounting Oversight Board (PCAOB) revoked the registration of Larry O’Donnell, CPA, PC effective December 14, 2010 because of noncooperation with an investigation by the PCAOB. In connection with this action, Mr. O’Donnell was permanently barred from being an associated person of a registered public accounting firm and a civil money penalty of $75,000 was imposed.  As a result of the revocation of registration of Larry O’Donnell, CPA, PC by the PCAOB, we may not include its audit reports in our filings with the Securities and Exchange Commission.  Accordingly, we have requested that the successor audit firm re-audit our 2009 financial statements and its report on our 2010 financial statements included elsewhere herein also includes a report covering our 2009 fiscal year.

On October 26, 2010, our Board of Directors approved the engagement of new auditors, LBB & Associates Ltd., LLP, of Houston, Texas to be our independent registered public accounting firm.  The action to engage new auditors was approved by our Board of Directors.

In connection with audit of fiscal years ended December 31, 2009 and 2008 and the cumulative period of January 1, 2010 through June 30, 2010 and through the date of resignation of Larry O’Donnell, CPA, PC, no disagreements existed with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The Independent Auditor Report by Larry O'Donnell, CPA, PC for the fiscal years ended December 31, 2009 and 2008, contained an opinion which included a paragraph discussing uncertainties related to continuation of our company as a going concern.

During our two most recent fiscal years and the subsequent interim period prior to retaining LBB & Associates Ltd., LLP neither we nor anyone on our behalf consulted LBB & Associates Ltd., LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K and LBB & Associates Ltd., LLP did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A.                     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer who also serves as our principal financial and accounting officer has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•           provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.  Based on this assessment, our management has concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                      Other Information.

None.

PART III

ITEM 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive officers and directors

Name	Age	Position
Don Mark Dominey	50	Chief Executive Officer, President
Stephen W. Weathers	50	Director

Don Mark Dominey.  Mr. Dominey has served as an executive officer and director of our company since December 2009.  Since 1997 Mr. Dominey has been employed by Cisco Systems, Inc. a network equipment vendor. Mr. Dominey has been responsible for vision, strategy, and alignment in technologies and services between the major network equipment vendor and a large global outsourcing company.  In his position with Cisco Systems, Inc., Mr. Dominey has served as engineer, architect, alliance manager, and business development manager. In his position, Mr. Dominey is directly responsible for developing joint network architectures and solutions that address critical business needs for the services provider. Mr. Dominey received an Associate’s Degree in Electronic Engineering from ITT Technical Institute.

Mr. Dominey devotes approximately 5% of his time to our business.

Stephen W. Weathers.  Mr. Weathers has been a member of our Board of Directors since January 2010.  He has worked as an environmental geologist both in the mining industry and oil and gas industry. His duties included permitting, environmental compliance, environmental remediation/reclamation and natural gas asset acquisitions both in the United States and Canada.  Mr. Weathers worked for Maxxim Environmental/Terracon from 1995 through 1999 and since 1999 has been employed as a Principal Environmental Specialist in the Environmental Remediation and Transactional Support Group for DCP Midstream, LP (formerly Duke Energy Field Service), which is a natural gas gathering and processing company.  Mr. Weathers is a Professional Geologist registered in the State of Texas and earned his B. S. in Geology from Boise State University. Mr. Weathers has been a member of the Board of Directors of Sun River Energy, Inc. (OTCBB: SNRV) since 2006.   Mr. Weathers was a member of the Board of Directors of Industrial Minerals, Inc. (OTCBB: IDSM) from April 2002 until March 2007.

There are no family relationships between our officers and directors.  Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

We believe that each of our Board member’s unique qualifications and professional experience make them well suited to serve on our Board during our development stage activities.  We believe that Mr. Dominey ‘s professional experience in developing operational strategies provides resources to us as we continue to implement our business plan and his business development experience will further assist us as we seek to develop relationships with paintball park owners and operators.  We believe Mr. Weathers experience as an independent director with other public companies provides additional perspective as we seek to grow our company.

Mr. Dominey serves as both our Chief Executive Officer and as one of the two members of our Board of Directors.  Mr. Weathers is considered an independent director, but we do not have a “lead” independent director.  The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks, that our company faces.  Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by Board of Directors as a whole.  Because we are a development stage company with limited operations and only one independent director, we believe that the establishment of these committees would be more form over substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, as such time as we begin to expand our Board, we expect that our Board will seek to create a Board of Directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.  In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•           understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•           understands internal controls over financial reporting, and
•           understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

Code of Ethics and Business Conduct

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to an including termination of his or her employment.   Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

•	compliance with laws, rules and regulations,
•	conflicts of interest,
•	insider trading,
•	corporate opportunities,
•	competition and fair dealing,
•	discrimination and harassment,
•	health and safety,
•	record keeping,
•	confidentiality,
•	protection and proper use of company assets,
•	payments to government personnel,
•	waivers of the Code of Business Conduct and Ethics,
•	reporting any illegal or unethical behavior, and
•	compliance procedures.

In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and senior financial officers who are also subject to specific policies regarding:

•	disclosures made in our filings with the Securities and Exchange Commission,
•	deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls,
•	conflicts of interests, and
•	knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

We will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to, 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas  76092.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively.  Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2010, except as follows that Mr. Weathers failed to timely file a Form 3 upon his appointment to our Board and failed to timely file one Form 4 reporting one transaction.   The foregoing form has subsequently been filed by the reporting person.

Director Compensation

On December 3, 2009 we entered into agreements with each of Mr. Dominey and Mr. Weathers in connection with their service as members of our Board of Directors.  Each of these agreements was for an initial one year term and continue automatically for as long as the individual remains a member of our Board.  Under the terms of these agreements, each director is entitled to receive a fee of $500 per quarter and to be reimbursed for reasonable business expenses incurred in the performance of his duties as a member of our Board of Directors.  We agreed to indemnify each director to the extent permitted under our Articles of Incorporation and Bylaws, and the applicable laws of the State of Texas.  We granted each of Messrs. Dominey and Weathers 100,000 shares of our common stock valued at $80,000 as additional compensation when we entered into these agreements.

The following table sets forth certain information concerning compensation paid to our independent director for services as a director during 2010.  Each of Mr. Dominey and Mr. Weathers waived the director fees due them for 2010 and we recorded that amount as a capital contribution.  Compensation paid to Mr. Dominey for his services as a director is included in the Summary Compensation Table appearing in Item 11. Executive Compensation.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Don Mark Dominey	0	40,000	0	0	0	0	40,000
Stephen W. Weathers	0	40,000	0	0	0	0	40,000

ITEM 11.                                EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in 2010 and 2009 for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen- sation ($) (g)	Non- qualified Deferred Compen- sation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
Don Mark Dominey, Chief Executive Officer 1	2010	0	0	33,000	0	0	0	0	33,000
	2009	0	0	0	0	0	0	0	0

1           All other compensation represents the value of 100,000 shares of our common stock issued to Mr. Dominey for compensation as his services as a director.

How Mr. Dominey’s compensation is determined

Mr. Dominey, who has served as our CEO since December 2009.  In February 2010 we entered into a Consulting Agreement with Mr. Dominey under which he agreed to serve as our Chief Executive Officer.  The term of the agreement is from month to month and may be terminated by either party upon 10 days notice.  As compensation for his services to us under this agreement, Mr. Dominey was entitled to earn equity equivalent to 100,000 shares of our common stock valued at $40,000 with reasonable restrictions.  We issued his designees 100,000 shares of our common stock valued at $40,000 in February 2011 as compensation under this agreement.  As of December 31, 2010 we recorded an expense of $33,000 for the services incurred under his agreement during 2010  Mr. Dominey is also entitled to reimbursement for all reasonable travel, entertainment and other business expenses incurred by him in providing the services to us.  The agreement contains customary cross indemnification, confidentiality and non-compete provisions.  This agreement may be amended or revised at any time upon the determination of our Board of Directors, of which he is one of two members.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Don Mark Dominey	0	0	0	0	0	0	0	0	0

Stock Option Plans

We have adopted two stock option plans, our 2003 Stock Incentive Plan and our 2010 Stock Option and Award Incentive Plan.

2003 Stock Incentive Plan

Our Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003.  The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.  A total of 2,000,000 shares of our common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan.  At December 31, 2010 there are no options or other grants outstanding under the 2003 Plan.

The 2003 Plan permitted the granting of incentive stock options (ISO’s) and nonqualified stock options. ISOs may only be granted to our employees.  The term of any stock option is set by the Board or committee, but cannot exceed 10 years in the case of ISOs.   Stock options become exercisable, in full or in installments, for shares of common stock at the time determined by the Board or committee, but generally a stock option will not be exercisable prior to six months from the date of the grant of a stock option.  The exercise price per share of stock options is determined by the Board or committee at the time of grant, but must be equal to 100% of the fair market value of our common stock on the date of grant.

Stock appreciation rights may be granted in conjunction with nonqualified stock options granted under the 2003 Plan to our officers, employees and consultants.  Stock appreciation rights may only be exercised at such time and to the extent the underlying options are exercisable.  These stock appreciation rights entitle the holder, upon exercise of the stock appreciation right, to receive an amount in any combination of cash or our unrestricted common stock equal in value to the excess of the fair market value on the date of exercise of the stock appreciation rights of one share of our common stock over the exercise price per share of the connected stock option multiplied by the number of shares for which the stock appreciation right is exercised.  Each stock appreciation right will terminate upon the termination of the related option.

The Board or committee may also award non-transferable restricted shares of our common stock to our officers and key employees.  Such restricted shares will be subject to such conditions and restrictions as the Board or committee may determine.  The Board or committee will determine to whom restricted shares will be granted, the number of shares to be awarded, the price, if any, to be paid by the  recipient, the times within which such awards may be subject to forfeiture and all other conditions of the award.  During the restriction period set by the Board or committee, the recipient may not sell, transfer, pledge or assign restricted shares awarded to the recipient under the 2003 Plan. If a recipient of restricted stock terminates employment for any reason other than death, disability or retirement prior to the end of the restriction period determined by the Board or committee, the participant will forfeit all shares still subject to restriction in exchange for the amount,  if any,  that the participant paid for them.

Deferred stock awards may be made under the 2003 Plan by the Board or committee to any of our officers, key employees and consultants it determines.  These awards entitle the recipient to receive unrestricted shares without any payment in cash or property in one or more installments at a future date or dates, as determined by the Board or committee.  Each deferred stock award will be confirmed by and subject to the terms of a deferred stock award agreement executed by us and the recipient and may generally not be sold, assigned, transferred, pledged or otherwise encumbered during the period specified by the Board or committee.  Receipt of deferred stock may be conditioned on such matters as the Board or committee may determine, including continued employment or attainment of performance goals.  All rights under a deferred stock award will generally terminate upon the participant's termination of employment prior to the receipt of unrestricted shares.

Under the 2003 Plan, each year the Chairman of the Board of Directors or the Board or committee will designate those executives eligible to convert salary and bonus to stock options for the next year.  These eligible executives may then, prior to the beginning of the next calendar year, elect to convert up to 25% of their next year's salary and 25% of their next year's bonus (in either 5% or $10,000 increments) into stock options under the plan. On the last day of each calendar year, the total amount of salary, bonus and compensation an eligible executive elected to convert into stock options for that calendar year will be converted into stock options. The number of shares of common stock subject to stock options that are converted from salary, bonus or compensation will be the total dollar amount an eligible executive has elected to convert into stock options divided by the per share value of a stock option on the last day of that year, as determined by the Board or committee using any recognized option valuation model it selects.  Options converted from salary, bonus or compensation are generally exercisable, cumulatively, as to 10% commencing on each of the first through the 10th anniversaries of the day the option is converted.

The exercise price per share of common stock under stock options obtained by conversion of salary, bonus or compensation will, at the election of the holder of the option prior to the year for which the option is converted from salary, bonus or cash, be either 100% of the fair market value on the last day of the year when the option is obtained or a lesser percentage determined by the Board or committee from time to time, but not less than 75% of the fair market value on the last day of the year when the option is obtained.

The Plan provides that in the event of a change of control of our company unless otherwise determined by the Board or committee prior to the change of control, and, to the extent expressly provided by the Board or committee, in the event of a potential change of control, the following will occur:

•	any stock appreciation rights and any stock options that are not previously exercisable and vested will become fully exercisable and vested;

•	the restrictions and deferral limitations on restricted stock and deferred stock awards will lapse and these shares and awards will become fully vested; and

•
the value of all outstanding stock options, stock appreciation rights, restricted stock and deferred stock awards will, to the extent determined by the Board or committee, be settled on the basis of the change of control price as of the date the change of control occurs.

Unless earlier terminated by our Board or the committee, the 2003 Plan will expire in October 2013.

2010 Stock Option and Award Incentive Plan

The 2010 Plan was approved by our stockholders at our 2010 annual meeting in June 2010.  The 2010 Plan provides for the grant of stock options to our directors, officers, employees, consultants, and advisors and is administered by a committee consisting of members of the Board of Directors, or in its absence, the Board of Directors.  The 2010 Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  Proportionate adjustments will be made to the number of shares of common stock subject to the 2010 Plan in the event of any change in our capitalization affecting our common stock, such as a stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification.  The Board or the committee, subject to Board approval, may also provide additional anti-dilution protection to a participant under the terms of such participant's option agreement or otherwise.  Shares of common stock subject to option grants that are canceled, terminated, or forfeited will again be available for issuance under the 2010 Plan. At December 31, 2010 there are no options or other grants outstanding under the 2003 Plan.

The Board may grant nonqualified stock options or ISOs to purchase shares of common stock.  Any person who is not an employee on the effective date of the grant of an option to such person may be granted only a nonqualified stock option.  To the extent that options designated as ISOs become exercisable by a participant for the first time during any calendar year for stock having a fair market value greater than $100,000, the portions of such options that exceed such amount will be treated as nonqualified stock options.  The Board will determine the number and exercise price of options, and the time or times that the options become exercisable.  The term of an option will also be determined by the Board, provided that the term of a stock option may not exceed 10 years from the date of grant.

Each stock option agreement will specify the date when all or any installment of the option becomes exercisable.  In the case of an optionee who is not an officer of our company, a director or a consultant,  an option may become exercisable at a rate of no more than 25% per year over a four-year  period commencing on January 1 following the date of grant and 25% each year thereafter on January 1.

The 2010 Plan provides that in the event of a sale by us of all or substantially all of our assets, a merger with another company, the sale or issuance of more than 50% of our total issued and outstanding voting stock to another party or parties in a single transaction or in a series of related transactions, resulting in a change of control of our company, or a similar business combination or extraordinary transaction involving our company, all outstanding options granted to any officer, director, or employee of or key consultant to us which have not vested will accelerate to a date at least 10 business days prior to the closing date of such sale or similar business combination or extraordinary transaction.  The exercise of options the vesting of which has accelerated will not be effective until the closing date of the extraordinary transaction or business combination.  These vested options will terminate on the date of the closing of the event causing the vesting of the options to accelerate.  The vesting of the options is conditioned upon the closing of the transaction that causes the vesting of the options to accelerate.  If the transaction does not close within 30 days from the acceleration date, then the vesting of the accelerated options will not be effective, and the options will revert to their original vesting schedule, subject to acceleration again in accordance with the 2010 Plan if another extraordinary transaction or business combination is proposed and closed.

No option may be exercised after the expiration of 10 years after the date the option is granted.  Unless otherwise provided in the stock option agreement, no option may be exercised (i) three months after the date the optionee's service with us terminates if such termination is for any reason other than death, disability or cause, (ii) one year after the date the optionee's service with us terminates if such termination is a result of death or disability, and (iii) if the optionee's service with us terminates for cause, all outstanding options granted to the optionee will expire as of the commencement of business on the date of such  termination.  The administrator may, in its sole discretion, waive the accelerated expiration provided for in (i) or (ii).  Outstanding options that are not exercisable at the time of termination of employment for any reason will expire at the close of business on the date of such termination.

Following a termination of the participant's service the repurchase right shall be exercisable at a price equal to (i) the fair market value of vested stock or, in the case of exercisable options, the fair market value of the stock underlying such unexercised options less the exercise price, or (ii) the purchase price or exercise price, as the case may be, of unvested stock; provided, however, the right to repurchase unvested stock as described in the 2010 Plan will lapse at a rate of at least 33.33% per year over three years from the date the right is granted.

A repurchase right may be exercised only within 90 days after the termination of the participant's service, or in the case of stock issued upon exercise of an option or after the date of termination or the purchase of stock under a stock purchase agreement after the date of termination, within 90 days after the date of the exercise or stock purchase, whichever is applicable, for cash or for cancellation of indebtedness incurred in purchasing the shares.

Each stock option agreement and stock purchase agreement shall provide that, in connection with any underwritten public offering by us of our equity securities pursuant to an effective registration statement filed under the Securities Act of 1933, as amended, including should we undertake an initial public offering, the participant will agree not to sell, make any short sale of, loan, hypothecate, pledge, grant any option for the repurchase of, or otherwise dispose or transfer for value or otherwise agree to engage in any of these types of transactions with respect to any stock without our prior written consent or the prior written consent of our underwriters, for a period of time as we may request.

Unless earlier terminated by our Board, the 2010 Plan will expire in June 2020.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 5, 2011, we had 4,278,549 shares of our common stock issued and outstanding. The following table sets forth information regarding the beneficial ownership of our common stock as of April 5, 2011 by:

•	each person known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Don Mark Dominey	216,500	5.1%
Stephen W. Weathers	100,000	2.3%
All officers and directors as a group (two persons) 1	316,500	7.4%
J.H. Brech, LLC 1	1,127,002	24.6%
David J. Cutler 2	395,469	9.2%
Mark Margolis 3	400,000	9.3%
Jeffrey L. Perlmutter 4	600,000	14.0%

1           The number of shares of our common stock owned by J. H. Brech, LLC includes:

•           822,100 shares which are presently outstanding, and
•           304,902 shares issuable upon the conversion of $143,733 principal amount and approximately $8,718 of accrued interest at March 31, 2011 due under a convertible promissory note which is convertible into shares of our common stock at a conversion price of $0.50 per share.

J.H. Brech, LLC’s address is 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. Mr. Charles J. Webb, the spouse of Ms. Brenda Webb, is managing partner of J.H. Brech, LLC and hold voting and dispositive control over shares of our common stock owned by that entity.  The number of shares owed of record by J.H. Brech, LLC excludes securities owned by Mr. Webb.

2           Mr. Cutler’s address is 2460 W 26 Street, Suite 380-C, Denver, CO  80220.

3           Mr. Margolis’ address is 3395 Forest Trace Drive, Dacula, GA  30019.

4           Mr. Perlmutter’s address is 279 Moraine Road, Highland Park, IL  60035.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	0	n/a	2,000,000
Plans not approved by shareholders:
2003 Stock Incentive Plan	0	n/a	2,000,000

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April 2002 and July 2002 for working capital.  This loan, which is evidenced by a promissory note dated July 1, 2003, bears interest at an annual rate of 6.5% and it matured on July 15, 2004. In lieu of repayment of the principal and interest, Ms. Smith had the right to elect to receive 43,600 shares of our common stock.  This loan was not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  As of December 31, 2010 we owed $16,486 under this note which includes the principal and $5,586 of accrued interest.

On June 30, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7.  On October 1, 2009, Mr. David Cutler, then our sole officer and director and a creditor in the proceeding, and the bankruptcy trustee filed a Motion for an Order Approving Bondholder Settlement.  Such motion was objected to by a group of our shareholders consisting of J.H. Brech, LLC and Messrs. Harry McMillan, Charles Webb, Don Mark Dominey, Mark Armstrong, David Myers and John E. Bradley.  On October 30, 2009, these objecting shareholders filed a Motion to Dismiss the Chapter 7 Case.  On January 20, 2010, the Court dismissed the Chapter 7 proceedings as a result of the obtainment and execution of a Settlement Agreement between our company, our existing management and the objecting shareholders which provided for the following:

•	Mr. Stephen Weathers was appointed to our Board of Directors;

•	Mr. David Cutler resigned his positions with our company upon the execution the Settlement Agreement;

•	Mr. Don Mark Dominey was appointed our Chief Executive Officer and President and a member of our Board of Directors;

•	Mr. David Cutler, surrendered to us 3,530,235 shares of our common stock held by him for retirement to our treasury; and

•	We released and discharged Mr. David Cutler, from all claims by us and we were released and discharged from all claims by Mr. Cutler.

As a result of the foregoing, during 2010 we recorded a capital contribution of $199,218 on amounts owed to Mr. Cutler consisting on accrued director’s fees of $15,000, accrued interest of $16,158 and notes payable of $168,060.

In January 2010 we issued 10,000 shares of our common stock valued at $5,000 to Ms. Shirley Heller, our former corporate secretary, as compensation for her services.

In January 2010 we also issued 10,000 shares of our common stock valued at $5,000 to Mrs. Christy McMillan as compensation for accounting services.  Mrs. McMillian is consultant to J.H. Brech, LLC.

On February 18, 2010 we entered into a Consulting Agreement with J.H. Brech, LLC, a principal stockholder of our company.  Under the terms of the agreement, J.H. Brech, LLC consults with us on a variety of matters including strategic planning, business development, internal capital structuring, and the structuring of debt or equity offerings, together with providing other advice we may request.  The agreement remains in effect until terminated by either party upon a breach of the agreement.  During 2010 the Company owed J.H. Brech LLC $38,900 under the terms of this agreement.  The agreement contains customary confidentiality provisions.

At March 29, 2010, we owed J.H. Brech, LLC $143,733 which represented funds it had advanced to us for working capital.  On March 29, 2010, we issued a Commercial Promissory Note in the principal amount of $143,733 to J.H. Brech, LLC evidencing this obligation.  The note, which bears interest at 6% per annum, is due on March 29, 2012.  At the option of the holder, the principal and accrued interest due under this note is convertible into shares of our common stock at a conversion price of $0.50 per share.  As of December 31, 2010 we owed $150,289 under this note which includes the principal and $6,545 of accrued interest.

Director Independence

Mr. Weathers is considered an “independent” director within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2010 and Larry O’Donnell, CPA PC served as our independent registered public accounting firm for 2009.  The following table shows the fees that were billed for the audit and other services provided by these firms for 2010 and 2009.

	2010	2009

Audit Fees	$11,925	$3,540
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$11,925	$3,540

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.  The amount of audit fees for 2010 includes amounts billed by LBB & Associates, Ltd., LLP to reaudit our 2009 financial statements.
Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the entire Board of Directors.

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Amendment to our Articles of Incorporation dated May 8, 2001 (1)
3.3	Articles of Amendment to our Articles of Incorporation dated July 1, 2003 (1)
3.4	Certificate of Designations of Series A Convertible Preferred Stock dated October 9, 2003 (1)

3.5	Bylaws (1)
4.1	Specimen common stock certificate (1)
4.2	Promissory Note in the principal amount of $10,900 dated July 1, 2003 to Barbara J. Smith (1)
10.1	2003 Stock Incentive Plan (1)
10.2	Authorization for Implementation of Settlement Agreement (2)
10.3	Court Order (2)
10.4	Court Order of Dismissal (3)
10.5	Agreement of Board of Directors dated December 3, 2009 between Atomic Paintball, Inc. and Don Mark Dominey (4)
10.6	Agreement of Board of Directors dated December 3, 2009 between Atomic Paintball, Inc. and Stephen Weathers (4)
10.7	Consulting Agreement dated February 18, 2010 between Atomic Paintball, Inc. and Don Mark Dominey (5)
10.8	Consulting Agreement dated February 18, 2010 between Atomic Paintball, Inc. and J.H. Brech, LLC (5)
10.9	Commercial Promissory Note in the principal amount of $143,733.11 dated March 39, 2010 to J.H. Brech, LLC (6)
10.10	2010 Stock Option and Award Incentive Plan (7)
14.1	Code of Business Conduct and Ethics*
16.1	Letter dated November 15, 2010 from Larry O’Donnell CPA P.C. (8)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith.

(1)	Incorporated by reference to the registration statement on Form SB-2, SEC File No. 333-113138.
(2)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on January 14, 2010.
(3)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on January 22, 2010.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on February 10, 2010.
(5)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on March 19, 2010.
(6)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on April 14, 2010.
(7)	Incorporated by reference to the definitive proxy statement on Schedule 14A as filed with the SEC on May 17, 2010.
(8)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 18, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atomic Paintball, Inc.
April 13, 2011	By: /s/ Don Mark Dominey
Don Mark Dominey, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Don Mark Dominey Don Mark Dominey	Chief Executive Officer, President, Chief Financial Officer, director, principal executive officer and principal financial and accounting officer	April 13, 2011
/s/ Stephen W. Weathers Stephen W. Weathers	Director	April 13, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Atomic Paintball, Inc.
(A Development Stage Company)
Southlake, Texas

We have audited the accompanying balance sheets of Atomic Paintball, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Paintball, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas
April 7, 2011

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,
	2010	2009

ASSETS

Current Assets
Cash & cash equivalents	$85	$-
Prepaid expenses	6,699	-

TOTAL ASSETS
	$6,784	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts Payable	$134,156	$150,742
Due to related party	45,444	-
Accrued Interest	5,586	20,973
Note payable - related party	11,846	179,907
Total Current Liabilities	197,032	351,622

Convertible note payable - related party	143,733	-

Total Liabilities	340,765	351,622

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value; 400,000 shares authorized
no shares issued and outstanding as at December 31, 2010 and 2009	-	-
Common Stock, no par value: 10,000,000 shares authorized,
4,178,549 and 7,488,804 shares issued and outstanding as at December 31, 2010
and December 31, 2009, respectively	526,790	436,790
Additional paid in capital	236,218	-
Deficit accumulated during the development stage.	(1,096,989)	(788,412)

Total Stockholders' Deficit	(333,981)	(351,622)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,784	$-

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			FROM INCEPTION
			(May 8, 2001)
	Years Ended		THROUGH DECEMBER 31,
	December 31,		2010
	2010	2009	(Unaudited)

OPERATING EXPENSES

General and Administrative	$300,421	$172,252	$1,052,393
Depreciation and amortization	-	-	6,835

Total Operating Expenses	300,421	172,252	1,059,228

OPERATING LOSS	(300,421)	(172,252)	(1,059,228)

OTHER INCOME (EXPENSE)
Interest Expense	(8,156)	(9,305)	(37,761)

Loss before Income Taxes	(308,577)	(181,557)	(1,096,989)

Income tax expense	-	-	-

NET INCOME / (LOSS)	$(308,577)	$(181,557)	$(1,096,989)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.07)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic & Diluted	4,343,878	7,488,804

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2008 (UNAUDITED)
AND FROM JANUARY 1, 2009 THROUGHT DECEMBER 31, 2010
(AUDITED)
						Accumulated
	Preferred Stock		Paid in	Common Stock		deficit during
	Shares	Amount	Capital	Shares	Amount	Develop. Stage	Total
	#	$	$	#	$	$	$
Balance at May 8, 2001 (date of inception)	-	-	-	-	-	-	-

Issuance of common stock for cash on May 8, 2001	-	-	-	200,000	1,000	-	1,000
at $0.005 per share

Issuance of common stock for services on June 20, 2001	-	-	-	600,000	6,000	-	6,000
at $0.01 per share

Net loss for the period from inception (May 8, 2001)	-	-	-	-	-	(6,815)	(6,815)
through December 31, 2001

Balance at December 31, 2001 (Unaudited)	-	-	-	800,000	7,000	(6,815)	185

Net loss for the year ended December 31, 2002	-	-	-	-	-	(4,155)	(4,155)

Balance at December 31, 2002 (Unaudited)	-	-	-	800,000	7,000	(10,970)	(3,970)

Issuance of Series A Convertible Preferred Stock for cash	116,000	29,000	-	-	-	-	29,000
during October and November 2003 at $0.25 per share

Net loss for the year ended December 31, 2003	-	-	-	-	-	(47,656)	(47,656)

Balance at December 31, 2003 (Unaudited)	116,000	29,000	-	800,000	7,000	(58,626)	(22,626)

Issuance of Series A Convertible Preferred Stock for cash
during February 2004 at $0.25 per share	184,000	46,000	-	-	-	-	46,000

Net loss for the year ended December 31, 2004	-	-	-	-	-	(62,156)	(62,156)

Balance at December 31, 2004 (Unaudited)	300,000	75,000	-	800,000	7,000	(120,782)	(38,782)

Net loss for the year ended December 31, 2005	-	-	-	-	-	(6,148)	(6,148)

Balance at December 31, 2005 (Unaudited)	300,000	75,000	-	800,000	7,000	(126,930)	(44,930)

Issuance of common stock for services on August 31,	-	-	-	2,780,376	119,159	-	119,159
2006 at $0.042857 per share

Issuance of common stock in settlement of debt on	-	-	-	323,080	13,846	-	13,846
September 8, 2006 at $0.042857 per share

Conversion of Series A Convertible Preferred Stock into	(112,000)	(28,000)	-	224,000	28,000	-	0
Common Stock on a 1:2 basis during September 2006

Issuance of common stock for services on December 1,	-	-	-	100,000	4,286	-	4,286
2006 at $0.042857 per share

Issuance of common stock for services on December 8,	-	-	-	100,000	4,286	-	4,286
2006 at $0.042857 per share

Issuance of common stock for services on December 18,	-	-	-	150,000	6,429	-	6,429
2006 at $0.042857 per share

Issuance of common stock in settlement of debt on	-	-	-	697,674	30,000	-	30,000
December 19, 2006 at $0.042857 per share

Issuance of common stock for services on December 22,	-	-	-	100,000	4,286	-	4,286
2006 at $0.042857 per share

Net loss for the year ended December 31, 2006	-	-	-	-	-	(200,182)	(200,182)

Balance at December 31, 2006 (Unaudited)	188,000	47,000	-	5,275,130	217,290	(327,112)	(62,822)

Conversion of Series A Convertible Preferred Stock into	(144,000)	(36,000)	-	288,000	36,000	-	-
Common Stock on a 1:2 basis on January 18 & 23, 2007

Conversion of Series A Convertible Preferred Stock into	(36,000)	(9,000)	-	72,000	9,000	-	-
Common Stock on a 1:2 basis on February 5, 2007

Issuance of common stock in settlement of debt on	-	-	-	697,674	30,000	-	30,000
March 29, 2007 at $0.042857 per share

Issuance of common stock for cash in April 2007	-	-	-	400,000	50,000	-	50,000
at $0.125 per share

Issuance of common stock for cash on May 2007	-	-	-	400,000	50,000	-	50,000
at $0.125 per share

Issuance of common stock for cash in November 2007	-	-	-	40,000	5,000	-	5,000
at $0.125 per share

Issuance of common stock for services in November 2007	-	-	-	300,000	37,500	-	37,500
at $0.125 per share

Conversion of Series A Convertible Preferred Stock into	(8,000)	(2,000)	-	16,000	2,000	-	-
Common Stock on a 1:2 basis on February 5, 2007

Net loss for the year ended December 31, 2007	-	-	-	-	-	(166,969)	(166,969)

Balance at December 31, 2007 (Unaudited)	-	-	-	7,488,804	436,790	(494,082)	(57,292)

Net loss for the year ended December 31, 2008	-	-	-	-	-	(112,773)	(112,773)

Balance at December 31, 2008 (Unaudited)	-	-	-	7,488,804	436,790	(606,855)	(170,065)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(181,557)	(181,557)

Balance at December 31, 2009	-	-	-	7,488,804	436,790	(788,412)	(351,622)

Cancellation on common stock	-	-	-	(3,530,255)	-	-	-

Common stock issued for services at $.50 per share	-	-	-	20,000	10,000	-	10,000

Common stock issued to Directors at $.40 per share	-	-	-	200,000	80,000	-	80,000

Common stock to be issued for Officers fees at $.40 per share	-	-	33,000	-	-	-	33,000

Capital contribution of services	-	-	4,000	-	-	-	4,000

Forgiveness of amounts owed to related party	-	-	199,218	-		-	199,218

Net Income for the year ended December 31, 2010	-	-	-	-	-	(308,577)	(308,577)

Balance at December 31, 2010	-	-	$236,218	4,178,549	$526,790	$(1,096,989)	$(333,981)

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			FROM INCEPTION
	YEARS ENDED		(May 8, 2001)
	DECEMBER 31,		THROUGH
	2010	2009	DECEMBER 31, 2010
			(Unaudited)
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS	$(308,577)	$(181,557)	$(1,096,989)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation	-	-	6,835
Loss on Disposal of Fixed Assets	-	-	3,464
Issuance of Common Stock For Services	123,000	-	304,944
Capital contribution of services	4,000		4,000
Gain on Settlement of Liabilities	-		(13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
Increase in prepaid expenses	(6,699)		(6,699)
Increase (decrease) in accounts payable	142,147	118,735	306,489
Increase in accrued expenses	770	5,987	21,743

Total Cash Flow Used In Operating Activities	(45,359)	(56,835)	(469,813)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(10,299)
Total Cash Flow Used In Investing Activities	-	-	(10,299)

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Loans From Shareholders	45,444	54,343	299,197
Net Proceeds from Issuance of Common Stock	-	-	106,000
Net Proceeds from Issuance of Preferred Stock	-	-	75,000

Total Cash Flow Provided By Financing Activities	45,444	54,343	480,197

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	$85	$(2,492)	$85

Cash and Cash Equivalents at the beginning of the period	$-	$2,492	$-
Cash and Cash Equivalents at the end of the period	$85	$-	$85

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$207
Cash paid for income tax	$-	$-	$-
Conversion of accounts payable to long term debt	$143,733	$-	$143,733
Forgiveness of amounts owed to related party	$199,218	$-	$199,218
Conversion of preferred stock to common stock	$-	$-	$75,000

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 1.              NATURE OF OPERATIONS, BASIS OF PRESENTATION AND  SIGNIFICANT  ACCOUNTING POLICIES.

NATURE OF OPERATIONS

Atomic Paintball, Inc. (the “Company”) is a development stage corporation incorporated on May 8, 2001 in the State of Texas which plans to own and operate  paintball facilities and to provide services and products in connection with paintball sport activities at its to be established facilities and through a website.  The Company has established a website at www.atomicpaintballparks.com.

During the years ended December 31, 2010 and 2009, we focused on completing those actions  necessary to the implement our business plan.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The prior period presentation of discontinued operations has been reclassified based on the dismissal of the Chapter 7 proceeding in January, 2010.

BASIS OF PRESENTATION

Development Stage Company

The Company has not earned significant  revenues from planned operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company."  Among the disclosures  required by Accounting Standards Codification (“ASC”) 915 Development Stage Entities are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.  The Company’s inception to date activities through December 31, 2008 are presented as unaudited, in accordance with written permission obtained by the company from the Securities and Exchange Commission (“SEC”).

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less.

Fair Value of Financial Instruments

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

•	Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
•
Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

•	Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate the Company's or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible note payable – related party – December 31, 2009	$-	$-	$0

Convertible note payable – related party – December 31, 2010	$-	$-	$143,733

Stock Compensation

The Company follows FASB Accounting Standards Codification No. 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 1.              NATURE OF OPERATIONS, BASIS OF PRESENTATION AND  SIGNIFICANT  ACCOUNTING POLICIES (continued).

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The Company provides for income taxes in accordance with ASC 740 – Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

Advertising

The Company expenses advertising as incurred. The advertising since inception has been $0.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 2.              INCOME TAXES:

The Company accounts for income taxes under FASB Codification Topic 740-10-25 (“ASC 740-10-25”).  Under ASC 740-10-25, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740-10-25, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The income tax benefit for the periods ending December 31, 2010 and 2009 was approximately $105,000 and $60,000, respectively, offset by change in valuation allowances of the same amount.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.

At December 31, 2010 the Company had an unused net operating loss carry over of approximately $308,000 that is available to offset future taxable income.  It expires beginning 2025.  The Company’s historical losses may not be available to the Company due to recent change in control.  Any deferred tax assets available to the Company at December 31, 2010 would be offset by a valuation allowance of the same amount, resulting in a deferred tax amount of $0.

The Company has filed no income tax returns since inception.

NOTE 3.              RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not feel that the adoption of any recently issued, but not yet effective pronouncements, will have a material impact on the Company’s financial statements or financial condition.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 4.              GOING CONCERN.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2010, the Company had incurred a net loss of $308,577. Accumulated deficit from May 8, 2001 (date of inception) through December 31, 2010 totaled $1,096,989. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  The Company is presently dependant on JH Brech LLC, as a shareholder, to fund its operating costs. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5.              CHAPTER 7 PROCEEDING.

On June 30, 2009, the Company filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7.  On October 1, 2009, Mr. David J. Cutler, then the Company’s sole officer and director and a creditor in the proceeding, and the bankruptcy trustee filed a Motion for an Order Approving Bondholder Settlement.  Such motion was objected to by a group of the Company’s shareholders consisting of J.H. Brech, LLC and Messrs. Harry McMillan, Charles Webb, Don Mark Dominey, Mark Armstrong, David Myers and John E. Bradley.  On October 30, 2009, these objecting shareholders filed a Motion to Dismiss the Chapter 7 Case.  On January 20, 2010, the Court dismissed the Chapter 7 proceedings as a result of the obtainment and execution of a Settlement Agreement between the Company, its existing management and the objecting shareholders which provided for the following:

•	Mr. Stephen Weathers was appointed to the Company’s Board of Directors;
•	Mr. David J. Cutler resigned his positions with the Company upon the execution the Settlement Agreement;
•	Mr. Don Mark Dominey was the Company’s Chief Executive Officer and President and a member of its Board of Directors;
•	Mr. Cutler surrendered to the Company 3,530,235 shares of its common stock held by him for retirement to the Company’s treasury; and
•	The Company released and discharged Mr. Cutler from all claims by the Company and the Company was released and discharged from all claims by Mr. Cutler.

NOTE 6.              ACCOUNTS PAYABLE.

The balances of accounts payable at December 31, 2010 and December 31, 2009 include certain liabilities that were substantially over due as at the date of these balance sheets but were still outstanding as we did not have the necessary funding in to pay these liabilities.  During the year ended December 31, 2010 the Company received a discount of $12,500 for professional fees.  The Company recorded a gain on settlement of liabilities of $12,500 during the year ended December 31, 2010, which is included with general and administrative expenses.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 7.              NOTES PAYABLE – RELATED PARTY.

Our former  President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of December 31, 2010 and 2009 accrued interest amounted to $5,586 and $4,816, respectively.

Between August 31, 2006 and through December 31, 2008, Mr. David J. Cutler, formerly our sole officer and a director, made advances to us of $237,687 by way of a loan.  These funds are used to support our ongoing operating costs and settle certain outstanding liabilities.  In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock.  In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock.  At December 31, 2009, the Company owed Mr. Cutler $168,060.

As of January 20, 2010, Mr.  Cutler was released and discharged of from all claims by the Company and that the Company was released and discharged from all claims by Mr. Cutler in accordance with the Settlement Agreement related to the dismissal of the Chapter 7 bankruptcy proceeding.  During the year ended December 31, 2010, the Company recorded a capital contribution of $199,218 on amounts owed to Mr. Cutler consisting on accrued Director’s fees of $15,000, accrued interest of $16,158 and notes payable of $168,060.

NOTE 8.              CONVERTIBLE NOTE PAYABLE – RELATED PARTY.

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and is due two years from the date of the Note.  Under the terms of the Note, J.H. Brech LLC has the right to convert all or part of the principal balance and accrued interest due under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. At December 31, 2010 accrued interest amounted to $6,545.

NOTE 9.              RELATED PARTY TRANSACTIONS.

In February 2010 the Company entered into a Consulting Agreement with Mr. Don Mark Dominey under which he agreed to serve as our Chief Executive Officer.    As compensation for  his services to us under this agreement, Mr. Dominey was entitled to earn equity equivalent to 100,000 shares of our common stock valued at $40,000, the fair market value on the date of grant. As of December 31, 2010 the Company recorded an expense of $33,000 for the services incurred under his agreement  Mr. Dominey is also entitled to reimbursement for all reasonable travel, entertainment and other business expenses incurred by him in providing the services to us.  The shares were issued in February 2011.

On February 18, 2010 we entered into a Consulting Agreement with J.H. Brech, LLC, a principal stockholder of our company.  Under the terms of the agreement, J.H. Brech, LLC consults with us on a variety of matters including strategic planning, business development, internal capital structuring, and the structuring of debt or equity offerings, together with providing other advice we may request.  The agreement remains in effect until terminated by either party upon a breach of the agreement, At December 31, 2010 the Company oweed J.H. Brech LLC $38,900 under the terms of this agreement.

On December 3, 2009 the Company entered into agreements with each of Mr. Don Mark Dominey and Mr. Stephen F. Weathers in connection with their service as members of the Company’s Board of Directors.  Each of these agreements was for an initial one year term and continues automatically for as long as the individual remains a member of our Board.  Under the terms of these agreements, each director is entitled to receive a fee of $500 per quarter and to be reimbursed for reasonable business expenses incurred in the performance of his duties as a member of our Board of Directors.  Upon execution of the agreements, the Company granted each of Messrs. Dominey and Weathers 100,000 shares of its common stock as additional compensation valued at $40,000 ($.40 per share) each.

Each of Mr. Dominey and Mr. Weathers waived the director fees due them for the year 2010 and the Company recorded that amount as a capital contribution of $4,000 in services.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

NOTE 10.            STOCKHOLDERS' DEFICIT.

Preferred Stock

We are authorized to issue up to 2,000,000 shares of preferred stock, no par value at the sole discretion of our Board of Directors in such series, and with such designations, rights, preference and restrictions, as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock.  In October 2003 our Board of Directors created a series of 400,000 shares of Series A Convertible Preferred Stock.  During the years ended December 31, 2003 and 2004 the Company sold 300,000 shares of Series A Convertible Preferred Stock for a total of $75,000 at a purchase price of $0.25 per share.  During the years ended December 31, 2006 and 2007 the Company converted the each share of Series A Convertible Preferred Stock into two shares of common stock.  At December 31, 2010, there are no shares of Series A Convertible Preferred Stock issued and outstanding and no other series of preferred stock has been designated.

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

As of January 20, 2010, David J. Cutler has surrendered  3,530,255 shares of the common stock of the Company and they were subsequently cancelled

In January 2010 the Company issued a total of 20,000 shares of common stock valued at $10,000 ($0.50 per share) for services.

In February 2010 the Company issued a total of 200,000 shares of common stock valued at $80,000 ($0.40 per share) to Directors for services.

NOTE 11.            STOCK OPTION PLANS.

The Company’s Board of Directors adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003.  The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.  A total of 2,000,000 shares of the Company’s common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan.    No stock options were issued or outstanding under the 2003 Plan as of December 31, 2010 or 2009.

 In June 2010 the Company’s shareholders adopted the 2010 Stock Option and Award Incentive Plan (the “2010 Plan”).  The 2010 Plan provides for the grant of stock options to the Company’s directors, officers, employees, consultants, and advisors and is administered by a committee consisting of members of the Board of Directors, or in its absence, the Board of Directors.  The 2010 Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.
  No stock options were issued or outstanding under the 2010 Plan as of December 31, 2010.

NOTE 12.            COMMITMENTS AND CONTINGENCIES.

At Managements option  the Company has the right to convert $52,141 of legal invoices to common stock at the price of $.50 per share. As of December 31, 2010 management has not exercised the right,

Management is not aware of any pending or threatened litigation involving the Company.