Form 10-Q
period 2011-03-31
ATOMIC PAINTBALL INC
filed 2011-05-13
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-52856

Atomic Paintball, Inc.
(Name of registrant as specified in its charter)

Texas	75-2942917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 E. Southlake Blvd., Suite 120-366, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

(817) 491-8611
(Registrant's telephone number, including area code)

not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  4,278,549 shares of common stock are issued and outstanding as of May 10, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

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

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.   You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. - Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Atomic Paintball,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “First Quarter 2011” refers to the three months ended March 31, 2011, “First Quarter 2010” refers to the three months ended March 31, 2010, “2010” refers to the year ended December 31, 2010 and “2011” refers to the year ending December 31, 2011.   The information which appears on our website at www.atomicpaintballparks.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.                  Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash & cash equivalents	$180	$85
Prepaid expenses	-	6,699

TOTAL ASSETS	$180	$6,784

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts Payable	$147,712	$134,156
Due to related party	54,177	45,444
Accrued Interest	5,776	5,586
Note payable - related party	11,846	11,846
Total Current Liabilities	219,511	197,032

Convertible note payable - related party	143,733	143,733

Total Liabilities	363,244	340,765

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value; 400,000 shares authorized
no shares issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common Stock, no par value: 10,000,000 shares authorized,
4,278,549 and 4,178,549 shares issued and outstanding as at March 31, 2011
and December 31, 2010, respectively	566,790	526,790
Additional paid in capital	204,218	236,218
Deficit accumulated during the development stage	(1,134,072)	(1,096,989)

Total Stockholders' Deficit	(363,064)	(333,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$180	$6,784

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			FROM INCEPTION
	For the Three Months Ended		(May 8, 2001)
	March 31,		Through
	2011	2010	March 31, 2011
OPERATING EXPENSES

General and Administrative	$34,767	$136,919	$1,087,160
Depreciation and amortization	-	-	6,835

Total Operating Income / (Expenses)	34,767	136,919	1,093,995

OPERATING LOSS	(34,767)	(136,919)	(1,093,995)

OTHER INCOME (EXPENSE)
Interest Expense	(2,316)	(1,078)	(40,077)

Loss before Income Taxes	(37,083)	(137,997)	(1,134,072)

Income tax expense	-	-	-

NET INCOME / (LOSS)	$(37,083)	$(137,997)	$(1,134,072)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic & Diluted	4,239,660	4,906,436

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

				FROM INCEPTION
	For the Three Months Ended			(May 8, 2001)
	March 31,			THROUGH
	2011		2010	MARCH 31, 2011
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS		$(37,083)	$(137,997)	$(1,134,072)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation		-	-	6,835
Loss on Disposal of Fixed Assets		-	-	3,464
Issuance of Common Stock For Services		7,000	90,000	311,944
Capital contribution of services		1,000	-	5,000
Gain on Settlement of Liabilities		-	-	(13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
Increase (decrease) in prepaid expenses		6,699	-	-
Increase (decrease) in accounts payable		13,556	47,859	320,045
Increase in accrued expenses		190	(4,767)	21,933
Increase is due to related party		-	-	-
Total Cash Flow Used In Operating Activities		(8,638)	(4,905)	(478,451)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets		-	-	(10,299)
Total Cash Flow Used In Investing Activities		-	-	(10,299)

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Loans From Shareholders		8,733	5,005	307,930
Net Proceeds from Issuance of Common Stock		-	-	106,000
Net Proceeds from Issuance of Preferred Stock		-	-	75,000
Total Cash Flow Provided By Financing Activities		8,733	5,005	488,930

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS		$95	$100	$180

Cash and Cash Equivalents at the beginning of the period		$85	$-	$-
Cash and Cash Equivalents at the end of the period		$180	$100	$180

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest		$-	$-	$207
Cash paid for income tax		$-	$-	$-
Conversion of accounts payable to long term debt	$		$143,733	$143,733
Forgivesness of amounts owed to related party	$		$199,218	$199,218
Conversion of preferred stock to common stock		$-	$-	$75,000

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2011

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

During the three months ended March 31, 2011 and 2010, we focused on completing those actions necessary to the implement our business plan.

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The Company's 10-K for the year ended December 31, 2010, filed on April 14, 2011, should be read in conjunction with this report.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  The prior period presentation of discontinued operations has been reclassified based on the dismissal of the Chapter 7 proceeding in January, 2010.

NOTE 2.              RELATED PARTY TRANSACTIONS.

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and is due two years from the date of the Note.  Under the terms of the Note, J.H. Brech LLC has the right to convert all or part of the principal balance and accrued interest due under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. At March 31, 2011 and December 31, 2010 accrued interest amounted to $8,671 and $6,545, and is included with the balance due to related party.

Two of our Directors each waived the director fees due them for the quarter ended March 31, 2011 and the Company recorded that amount as a capital contribution of $1,000 in services.

In February 2011 the Company issued a total of 100,000 shares of common stock valued at $40,000.  The fair value was determined based on the quoted market price on the date of grant, February 2010.  $33,000 of the associated expense was recognized in 2010, and the remaining $7,000 has been recognized in the quarter ended March 31, 2011.  Because the Company’s common stock does not have a par value, the Company also reclassified the $33,000 recognized in 2010 from additional paid-in-capital upon actual issuance of the stock in 2011, so that the result of the issuance is an increase in common stock of $40,000.

NOTE 3.              COMMITMENTS AND CONTINGENCIES.

At managements option, the Company has the right to convert $94,362 of legal invoices to common stock at the price of $.50 per share. As of March 31, 2011 management has not exercised the right.

Management is not aware of any pending or threatened litigation involving the Company.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2010.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We reported a net loss of $37,083 for the First Quarter 2011 and we have incurred net losses of approximately $1.1 million since inception through March 31, 2011.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Results of Operations

Our general and administrative expenses primarily include legal and accounting fees and fees and costs of our transfer agent and non-cash compensation expenses for our executive officer and independent director.  General and administrative expenses decreased 74% for the First Quarter 2011 from the First Quarter 2010 primarily as a result of decreased legal fees.  We expect that these expenses will continue to decrease during 2011 from the comparable periods in 2010 as a result of the one-time nature of certain of the expenses in 2010, however, we expect general and administrative expenses will increase significantly once we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense represents a non-cash expense representing interest on a notes payable in the principal amount of $10,900 due to a former officer which is presently past due, as well as interest on a related party convertible note payable in the principal amount of $143,733 which matures in March 2012.  The 115% increase in interest expense in the First Quarter 2011 as compared to the First Quarter 2010 is the result of increased borrowings during the 2011 period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2011 we had a working capital deficit of $219,331 as compared to a working capital deficit of $190,248 at December 31, 2010.  Our current liabilities increased approximately 11% at March 31, 2011 from December 31, 2010 primarily related to amounts due a related party and our lack of sufficient working capital.  Accounts payable increased approximately 10% and amounts due a related party for working capital advances increased 19% at March 31, 2011 from December 31, 2010.  These amounts are non-interest bearing and due on demand.

Net cash used by operating activities in the First Quarter 2011 was $8,638 as compared to net cash used by operating activities of $4,905 in the First Quarter 2010.  During the First Quarter 2011, net cash used in operating activities principally included a $7,000 non-cash expense for stock-based compensation, together with increases in accounts payable, accrued expenses and amounts due a related party.  During the First Quarter 2010, net cash provided by operating activities included $90,000 in non-cash expense for stock-based compensation, and an increase in accounts payable, offset by a decrease in accrued expenses.  We did not generate or use any cash from investing activities in either the First Quarter 2010 or the First Quarter 2010.  During both the First Quarter 2011 and the First Quarter 2010, net cash provided by financing activities represented working capital advances from a related party.

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

A summary of significant accounting policies is included in Note 1 to the financial statements included in this report.  Our  management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Item 3.                  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings.

None.

Item 1A.               Risk Factors.

Not applicable for a smaller reporting company.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  (Removed and Reserved).

Item 5.                  Other Information.

None.

Item 6.                  Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atomic Paintball, Inc.
May 12, 2011	By: /s/ Don Mark Dominey
Don Mark Dominey, Chief Executive Officer