Form 10-Q
period 2011-06-30
ATOMIC PAINTBALL INC
filed 2011-08-22
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  4,278,549 shares of common stock are issued and outstanding as of August 16, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

•	our ability to develop or acquire operations and exit shell status,
•	our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations as they become due,
•	our ability to continue as a going concern,
•	our ability to develop revenue producing operations,
•	our ability to establish our brand and effectively compete in our target market, and
•	risks associated with the external factors that impact our operations, including economic and leisure trends.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Atomic Paintball,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2011” refers to the three months ended June 30, 2011, “Second Quarter 2010” refers to the three months ended June 30, 2010, “2010” refers to the year ended December 31, 2010 and “2011” refers to the year ending December 31, 2011.   The information which appears on our website at www.atomicpaintballparks.com is not part of this report.

PART 1 - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	DECEMBER 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash & cash equivalents	$180	$85
Prepaid expenses	-	6,699

TOTAL ASSETS	$180	$6,784

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts Payable	$162,126	$134,156
Due to related party	66,668	45,444
Accrued Interest	5,968	5,586
Note payable - related party	11,846	11,846
Convertible note payable - related party	143,733	-
Total Current Liabilities	390,341	197,032

Convertible note payable - related party	-	143,733

Total Liabilities	390,341	340,765

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value; 400,000 shares authorized
no shares issued and outstanding as at December 31, 2010 and 2009	-	-
Common Stock, no par value: 10,000,000 shares authorized,
4,278,549 and 4,178,549 shares issued and outstanding as at June 30, 2011
and December 31, 2010, respectively	566,790	526,790
Additional paid in capital	204,218	236,218
Deficit accumulated during the development stage	(1,161,169)	(1,096,989)

Total Stockholders' Deficit	(390,161)	(333,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$180	$6,784

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(May 8, 2001)
	June 30,		June 30,		Through June 30,
	2011	2010	2011	2010	2011
		(Restated)		(Restated)
OPERATING EXPENSES

General and Administrative	$24,755	$97,005	$59,521	$233,956	$1,111,914
Depreciation and amortization	-	-	-	-	6,835

Total Operating Expenses	24,755	97,005	59,521	233,956	1,118,749

OPERATING LOSS	(24,755)	(97,005)	(59,521)	(233,956)	(1,118,749)

OTHER INCOME (EXPENSE)
Interest Expense	(2,342)	(2,342)	(4,659)	(3,420)	(42,420)

Loss before Income Taxes	(27,097)	(99,347)	(64,180)	(237,376)	(1,161,169)

Income tax expense	-	-	-	-	-

NET LOSS	$(27,097)	$(99,347)	$(64,180)	$(237,376)	$(1,161,169)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic & Diluted	4,278,549	4,178,549	4,259,212	4,511,947

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMEMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

				FROM INCEPTION
	For the Six Months Ended			(May 8, 2001)
	June 30,			THROUGH
	2011		2010	June 30, 2011
CASH FLOW FROM OPERATING ACTIVITIES			(Restated)

NET LOSS		$(64,180)	$(237,376)	$(1,161,169)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation		-	-	6,835
Loss on Disposal of Fixed Assets		-	-	3,464
Issuance of Common Stock For Services		7,000	90,000	311,944
Capital contribution of services		1,000	2,000	5,000
Gain on Settlement of Liabilities		-		(13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
Decrease in prepaid expenses		6,699	(1,250)	0
Increase (Decrease) in accounts payable		27,970	129,147	334,459
Increase in accrued expenses		382	(13,578)	22,125
Total Cash Flow Used In Operating Activities		(21,129)	(31,057)	(490,942)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets		-	-	(10,299)
Total Cash Flow Used In Investing Activities		-	-	(10,299)

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Loans From Shareholders		21,224	31,157	320,421
Net Proceeds from Issuance of Common Stock		-	-	106,000
Net Proceeds from Issuance of Preferred Stock		-	-	75,000
Total Cash Flow Provided By Financing Activities		21,224	31,157	501,421

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS		$95	$100	$180

Cash and Cash Equivalents at the beginning of the period		$85	$-	$-
Cash and Cash Equivalents at the end of the period		$180	$100	$180

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest		$-	$-	$207
Cash paid for income tax		$-	$-	$-
Conversion of accounts payable to long term debt	$		$143,733	$143,733
Forgivesness of amounts owed to related party	$		$199,218	$199,218
Conversion of preferred stock to common stock		$-	$-	$75,000

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

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

During the six months ended June 30, 2011 and 2010, we focused on completing those actions necessary to the implement our business plan.

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

NOTE 2.            RESTATEMENT TO PRIOR FINANCIAL STATEMENTS.

On November 10, 2010, the Company determined that the previously issued financial statements for the three months ended March 31, 2010, and June 30, 2010 contained in the Company’s Quarterly Reports on Form 10-Q, should be revised. The restatements to these financial statements reflect the appropriate recognition of amounts forgiven from a related party as a capital contribution.

	Previously Reported as of March 31, 2010	Effect of Restatement	Restated as of March 31, 2010
Changes to Balance Sheet
Additional paid in capital	$-	$199,218	$199,218
Accumulated deficit	$(727,192)	$(199,218)	$(926,410)

Changes to Statement of Income
Gain on forgiveness of debt	$199,218	$(199,218)	$-
Net income/(loss)	$61,221	$(199,218)	$(138,007)

Changes to Statement of Cash Flows
Net loss	$61,221	$(199,218)	$(138,007)
Gain on Settlement of Liabilities	$199,218	$-	$-

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2011

NOTE 2.            RESTATEMENT TO PRIOR FINANCIAL STATEMENTS (continued).

	Previously Reported as of June 30, 2010	Effect of Restatement	Restated as of June 30, 2010
Changes to Balance Sheet
Additional paid in capital	$-	$199,218	$199,218
Accumulated deficit	$(826,570)	$(199,218)	$(1,025,788)

Changes to Statement of Income
Gain on forgiveness of debt	$199,218	$(199,218)	$-
Net income/(loss)	$(38,158)	$(199,218)	$(237,376)

Changes to Statement of Cash Flows
Net loss	$(38,158)	$(199,218)	$(237,376)
Gain on Settlement of Liabilities	$199,218	$-	$-

NOTE 3.            RELATED PARTY TRANSACTIONS.

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and is due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC has the right to convert all or part of the principal balance and accrued interest due under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. At June 30, 2011 and December 31, 2010 accrued interest amounted to $10,821 and $6,545, and is included with the balance due to related party.

Two of our Directors each waived the director fees due them for the quarter ended June 30, 2011 and the Company recorded that amount as a capital contribution of $1,000 in services.

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

NOTE 4.            COMMITMENTS AND CONTINGENCIES.

At management’s option, the Company has the right to convert $94,362 of legal invoices included in accounts payable to common stock at the price of $.50 per share. As of June 30, 2011 management has not exercised the right.

Management is not aware of any pending or threatened litigation involving the Company.

NOTE 5.            SUBSEQUENT EVENTS.

On July 13, 2011 Atomic Paintball, Inc. entered into a revolving line of credit with J.H. Brech LLC, a related party, to provide access to funding for its operations.  J.H. Brech LLC has been providing us with working capital advances and at June 30, 2011 we owed it approximately $67,000.  The purpose of the revolving credit line was to grant us access to additional funds and to memorialize the amounts we currently owe J.H. Brech LLC.  Under the terms of the 8% revolving credit note, we have access of up to $500,000, which includes the amount we presently owe J.H. Brech LLC.  Interest is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid is due on July 13, 2014.  At our sole discretion, we can pay the interest in shares of our common stock valued as follows:

•           if our common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the Pink Sheets, interest shares are valued at the greater of $0.50 per share or the fair market value as determined in good faith by us based upon the most recent arms-length transaction, or

•           if our common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group (formerly, the Pink Sheets), interest shares will be valued at the greater of (A) the closing price of our common stock on the trading day immediately preceding the date the interest payment is due and payable, or (B) the average closing price of the common stock for the five trading days immediately preceding the date the interest payment is due and payable.

We may prepay the note at any time without penalty.  Upon an event of default, J.H. Brech LLC has the right to accelerate the note.  Events of default include:

•	our failure to pay the interest and principal when due,
•	a default by us under the terms of the note,
•	appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000,
•	a liquidation of our company or a sale of all or substantially all of our assets, or
•	a change of control of our company as defined in the note.

We expect to use any additional proceeds we draw under the revolving line of credit for general working capital.

Item 2.               Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months and six months ended June 30, 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2010.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We reported a net loss of $64,180 for the six months ended June 30, 2011 and we have incurred net losses of approximately $1.2 million since inception through June 30, 2011.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2010 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from a related party.  Although we have access to a $500,000 revolving line of credit provided to us by a related party, of which $55,845 was outstanding at June 30, 2011, this credit line is not sufficient to fund all costs necessary to implement the first phase of our business model.  In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $500,000 in additional capital.  Given the development stage nature of our company and the current status of the capital markets and our designation as a shell company under Federal securities laws, there are no assurances we will be able to raise the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations.  However, assuming we are able to raise the capital, we expect to begin the launch of phase one of operating plans within six to nine months of receiving the capital.

Results of Operations

Our general and administrative expenses primarily include legal and accounting fees, transfer agent fees and non-cash compensation expenses for our executive officer and independent director.  General and administrative expenses decreased 75% for each of the Second Quarter 2011 and the six months ended June 30, 2011 from the comparable periods in 2010 primarily as a result of decreased legal fees.  We expect that these expenses will continue to decrease during 2011 from the comparable periods in 2010 as a result of the one-time nature of certain of the expenses in 2010, however, we expect general and administrative expenses will increase significantly once we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense represents a non-cash expense representing interest on a notes payable in the principal amount of $10,900 due to a former officer which is presently past due, as well as interest on a related party convertible note payable in the principal amount of $143,733 which matures in March 2012.  The 36% increase in interest expense for the six months ended June 30, 2011 from the comparable period in 2010 is the result of increased borrowings during the 2011 period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2011 we had a working capital deficit of $390,161as compared to a working capital deficit of $190,248 at December 31, 2010.  Our current liabilities increased approximately 98% at June 30, 2011 from December 31, 2010 primarily related to amounts due a related party and our lack of sufficient working capital.  Accounts payable increased approximately 21% and amounts due a related party for working capital advances increased 47% at June 30, 2011 from December 31, 2010.  These amounts are non-interest bearing and due on demand.

Net cash used by operating activities in the six months ended June 30, 2011 was $21,129 as compared to net cash used by operating activities of $31,057 in the six months ended June 30, 2010.  During the 2011 period, net cash used in operating activities principally included a $7,000 non-cash expense for stock-based compensation and a $1,000 capital contribution representing directors’ fees that were waived, offset by a decrease in prepaid expense and an increase in accounts payable.  During the 2010 period, net cash used by operating activities included $90,000 in non-cash expense for stock-based compensation and a $2,000 capital contribution representing directors’ fees that were waived during the period, and an increase in accounts payable, offset by decreases in prepaid expenses and accrued expenses.  We did not generate or use any cash from investing activities in either the 2011 or the 2010 periods.  During both the 2011 and the 2010 periods, net cash provided by financing activities represented working capital advances from a related party.

We do not currently have any revenue producing operations and we are dependent upon availability under a $500,000 revolving line of credit extended to us by J.H. Brech LLC, a related party, in July 2011 to provide funds for our ongoing general and administrative expenses and satisfy our current obligations.  At June 30, 2011 we owed J.H. Brech LLC $66,668, of which $55,845 is now included in our advances under this credit line.  This credit line is not sufficient for the development of our operations.  We need to initially raise an additional $500,000 to fund the initial launch of our business plan.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock and our status as a shell company under Federal securities laws, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

Item 4.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based on his evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

Subsequent to the end of the period covered by this report, but prior to the filing of the report, we failed to timely file a Current Report on Form 8-K disclosing the revolving credit line we entered into with J.H. Brech LLC, a related party, in July 2011.  The failure to timely file this report constitutes a material weaknesses in our disclosure controls and procedures.  We expect to implement enhanced policies and procedures during the third quarter of 2011 to ensure that our reports are filed on a timely basis with the Securities and Exchange Commission.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               (Removed and Reserved).

Item 5.               Other Information.

None.

Item 6.               Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	Interactive Data Files *

*           filed herewith
**         to be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atomic Paintball, Inc.
August 22, 2011	By: /s/ Don Mark Dominey
Don Mark Dominey, Chief Executive Officer