Form 10-Q/A
period 2011-06-30
ATOMIC PAINTBALL INC
filed 2011-09-14
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q/A

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
☒ Yes  ☐ No

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Atomic Paintball, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

Item 6.               Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer (incorporated by reference to Exhibit 31.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 22, 2011).
31.2
Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer  (incorporated by reference to Exhibit 31.2 of the Quarterly Report on Form 10-Q filed with the Commission on August 22, 2011).

32.1
Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer  (incorporated by reference to Exhibit 32.1 of the Quarterly Report on Form 10-Q filed with the Commission on August 22, 2011).

101	Interactive Data Files *

*           filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atomic Paintball, Inc.
September 13, 2011	By: /s/ Don Mark Dominey
Don Mark Dominey, Chief Executive Officer