Form 10-K
period 2011-12-31
ATOMIC PAINTBALL INC
filed 2014-06-30
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-53262

ATOMIC PAINTBALL, INC.
(Exact name of registrant as specified in its charter)

Texas	75-2942917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 E. Southlake Boulevard, Suite 120-366, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(817) -416-6846

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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
☐Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes ☐ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $818,305.

As of June 30, 2014, the Registrant has 4,418,549 shares of common stock outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements include, among others, the following:

•	our ability to raise sufficient working capital necessary to continue to implement our business plan and satisfy our obligations;
•	our ability to continue as a going concern;
•	our ability to develop revenue producing operations;
•	our ability to establish our brand and effectively compete in our target market; and
•	risks associated with the external factors that impact our operations, including economic and leisure trends.

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

Unless specifically set forth to the contrary, when used in this Report the terms “Atomic PB,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ended December 31, 2010, and “2011” refers to the year ended December 31, 2011.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS.

Overview

On March 20, 2012, we filed a Current Report on Form 8-K to disclose that on March 16, 2012, the Board of Directors approved and ratified the Company’s pursuing of a change in the Company’s business to a financial services and social networking company. Further, the Board of Directors approved and ratified the Company’s pursuing of a change in the Company’s name to Social Club Financial.  These actions were never brought to our shareholders for a vote and the Board decided not to pursue such actions.  Accordingly, we are continuing to carry out our initial plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its to be established facilities and through a website.

We are a development stage company formed to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website.  As of the date of this Report, we have not generated any revenue and do not conduct any business.  However, subject to the availability of sufficient capital, in order of priority, over the next 12 months are to:

•	identify a management team of experienced paintball executives committed to implementing our proposed business plan;

•	seek to raise funding in an initial private placement;

•	establish a database of existing paintball parks and related businesses;

•	establish a database of potential locations for new paintball parks;

•	Launch the first phase of an expanded website in conjunction with the online database of existing paintball parks to build our brand identity;

•	develop list of criteria and a formal assessment process for identifying, evaluating and prioritizing potential acquisition targets;

•	enter into negotiations with the owners of potential acquisition targets; and

•	sign purchase agreements, subject to funding, to acquire our acquisition targets.

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

Even if we are successful in raising this initial capital, we do not anticipate generating any revenue until we have completed our first acquisition.  We have not identified any acquisition targets.  In addition, there can be no assurances we will be able to successfully achieve any of these initial objectives during the next 12 months, or if we successfully achieve the initial objectives, that we will be able to raise the additional funding required.

Paintball - The Sport

The evolution of paintball into the sport that it is today took place fairly quickly in comparison to most other sports. Today, the sport has over 9 million participants, male and female, young and old, playing in more than 50 countries (Source: http://www.paint-ball.org/paintball/statistics.htm).

The use of paintball guns, or "markers" as they are referred to, began in the early 1970s, when they were used as a tool for marking trees and livestock.  In 1981, 12 friends played the first recreational paintball game using these industrial paintball guns on a field measuring over 100 acres.  Typically, in these early years, the sport was played as a small group of friends getting together in the woods to play total elimination games.  Sometimes the friends broke into teams to play each other, but most games were "every man for himself." Over the years, recreational paintball has become more sophisticated.  Because more people were playing, and playing in teams rather than as individuals, team play has become the standard.  Different playing variations began to form, the most popular being "capture the flag," but a variety of offensive/defensive scenarios have also become popular.  Also, as the number of people interested in paintball grew, so did the development of the commercial paintball industry. The development of commercial paintball fields allowed large groups of people to meet in one place to play, and the business owners were pushed to develop new and exciting ways to keep these paintballers entertained.  This drove the development of new scenarios and styles of playing.  The biggest style of play change to come about because of commercial fields was the "bunker-style" game.  Smaller fields let players start the action quicker, instead of having to stalk through the woods for 15 minutes before seeing anyone.  Also, players purchased more paintballs when they were in a constant firefight, which made the commercial fields more profitable.  At its very core, paintball is a very sophisticated game of "dodge ball" and "capture the flag."  The game is played with two teams starting on opposite ends of the arena trying to reach two objectives.  One, to "mark out" (i.e. hit with a paintball) as many players from the opposing team as possible and second to "capture the flag" and to reach other goals set by the  parameters of the game. The game can be equated to a "real world" interactive game of chess because with the mental element of the game, but with an additional physical element.  Today, while commercial paintball fields are commonplace, there are still a large number of people that prefer playing paintball out in the woods.  While "outlaw" paintball is generally much cheaper, it is also more problematic than paying to play at a commercial field.

The first professional tournament was held in 1983 with the prizes that were worth $14,000.  Today, major tournaments may issue prizes worth up to thousands of dollars.

The first outdoor commercial paintball field started in 1982. The first indoor paintball field followed in 1984. The fields allowed large groups of people to meet in one place to play, and the business owners were pushed to develop new and exciting ways to keep their customers entertained (Source: http://www.paintball-tips-and-tricks.com/history-of-paintball.html).  This drove the development of new scenarios and styles of play. Today there are more than 1,300 registered paintball fields in the US.  The majority of these fields are small, family run, undercapitalized, "hobby" businesses which offer only the most basic, primitive facilities and operate without adequate marketing support or the operation of best business practices (Source: http://www.ibisworld.com/industry/paintball-fields.html).

We believe that this market structure provides us with the ideal opportunity to establish a chain of purposely built, aggressively marketed, professionally operated paintball parks.  Our goal is to provide the opportunity for our customers to play the most innovative gaming scenarios at the highest quality facilities, purchase all paintball equipment and supplies they need and have the opportunity to eat, rehydrate and relax at one convenient paintball park.

Key Points to Implementing our Business Plan

Establish a Database of Existing Paintball Parks and Related Businesses

We expect to initially obtain information about existing paintball parks from the limited information available from:

•	the existing online directories of paintball parks currently available on the internet;

•	Yellow Pages and other print directories;

•	advertisements by paintball parks in current and back issues of the various paintball magazines;

•	depending on the level of funding we are able to achieve, we may purchase specially compiled marketing/mailing lists of paintball parks; and

•
depending on the level of funding we are able to achieve, we may run advertisements in the paintball press soliciting information from paintball parks to appear in a new, free, online directory of paintball parks.

We expect to then contact each paintball park we have identified to request information to be compiled into a comprehensive online directory of paintball parks.  Our internal research finds that the existing online directories of paintball parks are extremely primitive - often out of date, with no more than a list of names, addresses and a web link to the web page of each individual paintball park.  We believe that the creation of the online database of existing paintball parks will allow us to rapidly build knowledge of the paintball park industry, gain exposure to paintball park management and owners and build a distinctive website with valuable content for a wide range of users.  Once our paint ball parks are ready, this database will serve as a valuable marketing tool by advertising their physical locations, providing driving directions, allowing potential customers to research our session fees and rentals, join a league or learn more about the sport of paintball and our operations.

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

We do not expect to charge paintball parks for a listing in the online directory.  Similarly, players seeking paintball parks where they can play will not be charged for accessing the site.  We believe the benefit to our company by researching, compiling, and effectively leveraging, a database of existing paintball parks will allow us to identify and analyze:

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

Create a Website in Conjunction with an Online Directory of Existing Paintball Parks to Build Our Brand Identity

Our objective is to build a website that builds a brand identity for our business.  We believe that developing our website in conjunction with an online directory will assist us in achieving this goal.  We believe that the online directory will create value for existing paintball park owners and players without cost to them and will assist us in establishing a reputation that we are in touch with events and developments within the overall paintball park industry. The speed with which we develop our website, the sophistication of the website, the use of third party consultants or part-time or full-time employees will all be dependent on the level of funding that we are able to achieve.

Once live, the website will provide a source of revenue through product and merchandise sales, the sales data to be generated by the website will help us to identify and maintain the optimum product mix for our onsite stores and the website will serve as a valuable marketing tool.

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

Identify, Evaluate and Prioritize Potential Acquisition Targets

We believe that among the 2,500 existing paintball parks in the US and Canada there may be opportunities to purchase certain existing paintball parks that can be enhanced to provide the full extent of our proposed product offering to our targeted demographic for less than it would cost to build a new facility.  We will also consider acquiring existing paintball parks as a means of rapidly establishing a critical mass of operations.   Finally, we will consider green field sites (raw, undeveloped land) ("Green Site") that is zoned for commercial purposes to build a new facility.  We expect to identify potential acquisition targets by:

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

When we receive an expression of interest from a potential acquisition target, we will evaluate the potential target against a list of criteria including:

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

•           anticipated requirement for new capital expenditure. At one extreme, if we acquire an existing successful, profitable paintball park, it may require little in the way of additional capital expenditure.  At the other extreme, if we acquire a Green Site, we will have to build an entire new facility, including infrastructure.  In between these two extremes, we hope to acquire existing, yet undercapitalized paintball parks that may need significant upgrades to achieve their full potential, but will not require the capital necessary for a green field site;

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

Sign Purchase Agreements to Acquire Our Acquisition Targets

Unless we can complete acquisitions for consideration comprising 100% of our securities, we will have to enter into purchase agreements that are contingent upon our ability to raise sufficient capital to acquire our acquisition targets.  There can be no assurance that any potential acquisition targets will accept securities as payment or agree to a sale on a contingency fee basis.

If we can agree to terms with a target, we shall prepare and commence a private offering of our securities.  Although we do not currently have any potential targets, we anticipate that we will need to raise between $1 and $5 million to complete our first acquisition and carry out the operations of same. There is no guarantee that we will be able to raise the funding that we require to complete our targeted acquisition or provide us with the necessary working capital for the acquired business.

Our Ideal Facilities

Assuming receipt of the required funding, we intend to create facilities that provide the best paintball experience for our customers.  Whether we acquire an existing facility or a Green Site, we intend to re-structure or build new facilities as close as possible to our plans.  Our ideal facilities will cover a 5-acre area and will offer four fully enclosed paintball fields, including one tournament-sized and three smaller fields, a 2,000 square foot building housing an onsite shop for equipment and merchandise sales, an equipment rental facility, a players' lounge, indoor restrooms, an air-conditioned meeting room, a concession stand and 1,000 square feet of covered picnic tables for dining and relaxing between games.  We will also seek to provide an all weather surface parking area for 200 vehicles.

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

Proposed Location for Paintball Facilities

The majority of existing paintball parks are located largely as a matter of random chance.  For instance, someone with an interest in paintball and an otherwise unused plot of land, may turn such land into a paintball park.

We shall select targets or land based on feasibility studies of key demographic data.  We have not yet selected any site nor obtained financing for the development of these proposed facilities.  We intend to engage architects and real estate consultants to conduct feasibility studies that will help us identify the right location for our facilities.

One of our goals is to make the sport of paintball more travel-friendly and logistically convenient for our potential customers.  We believe we can differentiate ourselves from, and gain a competitive advantage over, the traditional "mom and pop" and "hobby" operated paintball facilities which are typically located out in the countryside, by locating our facilities in locations that are in more convenient locations for our major customer demographics.

We also believe that by carefully locating our paintball parks in areas that real estate professionals consider likely to experience significant future appreciation in real estate values, we may be able to create additional value for our shareholders.

Proposed Sources of Revenue

We expect that we will generate future revenues through:

•           Session Fees.  We presently intend to charge $25 for a four hour paintball session.

•           Equipment Rental.  We intend to offer rental equipment for an average fee of $20 per person per session.  We anticipate that the standard rental equipment package will include a paintball gun and a mask.

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

•           Merchandise Sales.  We also intend to sell a variety of Atomic Paintball branded merchandise, such as hats, t-shirts, sweatshirts, beer mugs, shot glasses and key chains at our on-site stores.

•           Concession Stands.  We also plan to have concession stands that offer a full range of snack foods typically found in a convenience store environment including soda and water, chips and candy.

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

Competition

The paintball industry is continually changing and very competitive.  We expect competition in this business to intensify in the future. According to the Sporting Goods Manufacturers Association, participation in paintball has declined from 5.5 million participants in 2007 to 3.7 million participants in 2010, falling at an average rate of 12.6% per year. Consumers' receding interest in the sport has been a major driver of the industry's decline in revenue. In 2008 and 2009, deteriorating economic conditions caused demand for paintball fields to decline more quickly (IBISWorld, Paintball Fields in the US: Market Research Report. July 2012). No single company in the paintball fields industry controls a significant share of the market; the vast majority of firms are small, local and owner operated. Currently no clear leader of the paintball park industry has emerged in the US.  If we fail to attract and retain a customer base we will not develop significant revenues or market share.  We will compete with a variety of other companies, including existing paintball product suppliers and paintball activity fields.

We will also compete with online retail web sites and stores of some traditional retailers who sell paintball products and services, all of which are better capitalized, have established operating histories and brand recognition.  These other companies may offer their products at competitive prices and we may have difficulty competing with them.

Intellectual property

We regard our trade secrets and similar intellectual property as valuable to our business, and we will rely on trade secret protection and confidentiality agreements we expect to enter into with our employees, partners and others to protect our proprietary rights.

Employees

As of June 30, 2014, we had no full time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

Our History

We were formed as a Texas corporation in May 2001.

On June 30, 2009, we filed a voluntary petition for relief in the United States Bankruptcy Court, Northern District of Texas, Dallas District under Chapter 7 of Title 7 of the U.S. Bankruptcy Code, case number 09-34008-7.  On October 1, 2009, Mr. David Cutler, our then sole officer and director and a creditor in the proceeding, and the bankruptcy trustee filed a Motion for an Order Approving Bondholder Settlement.  Such motion was objected to by a group of our shareholders consisting of J.H. Brech, LLC and Messrs. Harry McMillan, Charles Webb, Don Mark Dominey, Mark Armstrong, David Myers and John E. Bradley.  On October 30, 2009, these objecting shareholders filed a Motion to Dismiss the Chapter 7 Case.

On January 20, 2010, the Court dismissed the Chapter 7 proceedings as a result of the Settlement Agreement between our company, our then existing management and the objecting shareholders.  Among other things, pursuant to the Settlement Agreement:

•	Mr. Stephen Weathers was appointed to our Board of Directors;

•	Mr. David Cutler resigned his positions upon execution of the Settlement Agreement;

•	Mr. Don Mark Dominey was appointed as our Chief Executive Officer and President, as well as to be appointed as a member of our Board of Directors;

•	Mr. David Cutler surrendered to the Company 3,530,235 shares of our common stock that he held, all of which were cancelled; and

•	We released and discharged Mr. David Cutler from all claims by us and we were released and discharged from all claims by Mr. Cutler.

FOR ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.

ITEM 1A.                      RISK FACTORS.

Although we are not required to provide this information since we are a smaller reporting company, we are voluntarily providing such information in light of the risks associated with our company and our lack of revenue. Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

WE ARE DELINQUENT IN OUR REPORTING REQUIREMENTS UNDER SECTION 13(A) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") AND IF WE DO NOT FILE ALL OF THE DELINQUIENT REPORTS BY JUNE 30, 2014, THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") MAY COMMENCE AN ADMINISTRATIVE PROCEEDING AGAINST US UNDER SECTION 12(J) AND/OR 12(K) OF THE EXCHANGE ACT.

Due to capital constraints, we were not able to file the periodic reports required under Section 13(a) or 15(d) of the Exchange Act (the "Periodic Reports") since the Quarterly Report on form 10-Q for the quarter ended September 30, 2011.  In February 2014, we received a notice from the SEC advising us that if we cannot file all of the delinquent reports by the proposed date of June 30, 2014, we may be subject to an administrative proceeding to revoke the registration of our common stock pursuant to Section 12(j) of the Exchange Act and to a trading suspension of our common stock pursuant to Section 12(k) of the Exchange Act.  The SEC maintains the right however, to initiate such proceedings prior to the proposed deadline.  If either or both of those proceedings are brought against us, our common stock will be deregistered pursuant to Section 12(j) and our trading symbol will be revoked and therefore, no trading will be permitted in our stock.  We are working diligently to resolve the deficiency and file all delinquent periodic reports by the deadline, but we cannot guarantee that we will be able to do so or that the SEC will not initiate any related proceedings prior to such time.

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $1.3 million as of December 31, 2011. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in developing revenue generating operations.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

WE WILL NEED ADDITIONAL FINANCING WHICH WE MAY NOT BE ABLE TO OBTAIN ON ACCEPTABLE TERMS IF AT ALL.  BECAUSE OF THE SIZE OF OUR COMPANY AND THE LIMITED PUBLIC MARKET FOR OUR COMMON STOCK, IT IS LIKELY THAT THE TERMS OF ANY FINANCING WE MAY BE ABLE TO SECURE WILL BE DETRIMENTAL TO OUR CURRENT SHAREHOLDERS.

Our current operations are not sufficient to fund our operating expenses.  We will need to raise additional working capital to continue to implement our business model, satisfy our obligations as they become due, to provide funds for marketing to support our efforts to increase our revenues and for general overhead expenses, including those associated with our reporting obligations under federal securities laws.  Generally, small development stage businesses such as ours for which there is only a limited public market for their securities face significant difficulties in their efforts to raise equity capital.  While we have relied upon the relationships of our executive officers and shareholders in our capital raising efforts to date, there are no assurances that we will be successful utilizing these existing sources.  In such an event, we could be required to engage a broker-dealer to assist us in our capital raising efforts.  Even if we are successful in finding a broker-dealer willing to assist us in raising capital, there are no assurances that the terms of financings offered by a broker-dealer will be as favorable as those we have offered our inventors to date.  While we do not have any commitments to provide additional capital, if we are able to raise capital the structure of that capital raise could impact our company and our shareholders in a variety of ways.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.  If we do not raise funds as needed, we may not be able to continue to implement our business plan and it is likely that you would lose your entire investment in our company.

WE HAVE NOT GENERATED ANY REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2011, we reported a net loss of $185,568 as compared to a net loss of $308,577 for the fiscal year ended December 31, 2010.  We had a working capital deficit of $226,471 at December 31, 2011.  We have not yet begun generating revenue from our operations and are dependent upon advances from a related party to pay our operating expenses and the continued development of our business plan.  There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

THE CURRENT DECLINE IN PAINTBALL POPULARITY MAY ADVERSELY AFFECT OUR BUSINESS.

Participation in the sport of paintball has decreased in the last few years.  If this decline is permanent, there is significant risk that the demand for paintball parks and paintball related products will be negatively impacted resulting in a decline of sales revenues, if any are ever developed.  This decline could result from adverse economic conditions that could negatively affect disposable income, changes in leisure habits or changes in statutory regulations effecting paintball parks or products

BECAUSE OF THE NATURE OF OUR PROPOSED ACTIVITIES, WE MAY BE SUBJECT TO LIABILITY CLAIMS RESULTING FROM PERSONAL INJURIES AND MAY BE UNABLE TO OBTAIN OR MAINTAIN ADEQUATE LIABILITY INSURANCE.

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

WE ARE NOT CURRENT IN OUR SEC FILINGS AND THEREFORE OUT OF COMPLIANCE WITH FINRA RULE 6530; ACCORIDNGLY, OUR SECURITIES WERE DELISTED FROM THE OTC BULLETIN BOARD AND ARE NOW LISTED ON THE OTC PINK.

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Securities and Exchange Commission, subject to a 30 day grace period. This Report was due on March 30, 2012; we also have not yet filed the Annual Reports for the years ended December 31, 2012 and December 31, 2013, or the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012, March 31, 2013, June 30, 2013, September 30, 2013 and March 31, 2014 (the "Late Reports"), although we plan to do so soon after this Report is filed.  As a result, we are non-compliant with FINRA Rule 6530 and our securities were removed from the OTC Bulletin Board.  Our common stock is currently listed on the OTC Pink under the same symbol, "ATOC."  Until we are compliant with FINRA Rule 6530 and can successfully re-list our securities on the OTC Bulletin Board - of which there can be no guarantee, the market liquidity for our securities will be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $467,071 as of December 31, 2011, which includes $152,217 in accounts payable, $37,913 in accrued payroll, accrued interest of $25,017, which principally includes accrued interest on our various debt obligations and accrued contingencies, $11,846 in related party notes payable which are past due, $143,733 in convertible notes payable to related parties which matured on March 29, 2012 and $96,345 on a line of credit to a related party. These debt obligations are currently in default.  We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable.  Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

IF THE MATERIAL WEAKNESSES OR OTHER DEFICIENCIES IN OUR INTERNAL ACCOUNTING PROCEDURES ARE NOT REMEDIATED, WE WILL NOT COMPLY WITH THE RULES UNDER THE SARBANES-OXLEY ACT RELATED TO ACCOUNTING CONTROLS AND PROCEDURES OR OUR STOCK PRICE COULD DECLINE SIGNIFICANTLY.

Section 404 of the Sarbanes-Oxley Act required annual management assessments of the effectiveness of our internal controls over financial reporting commencing December 31, 2007. Our management concluded the financial statements included in this Report, fairly present in all material respects our financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 and 2010 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2011. During its evaluation, as of December 31, 2011 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in this annual report on Form 10-K. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

We are taking steps to remediate our material weaknesses. However, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could decline significantly. In addition, we cannot be certain that additional material weaknesses or other significant deficiencies in our internal controls will not be discovered in the future.

IF A SUFFICIENT NUMBER OF CUSTOMERS DO NOT ACCEPT OUR PRODUCTS, OUR BUSINESS MAY NOT SUCCEED.

We cannot predict how the market for our facilities and products will develop, and part of our strategic challenge will be to convince new and existing paintballers of the advantages of playing paintball and purchasing paintball related equipment at our facilities and on our website, compared to current paintball facilities.  Our future revenue and revenue growth rates will depend in large part on our success in providing a facility that is convenient, user friendly and cost effective.  If we fail to do so, our facilities and products will not achieve widespread market acceptance, and we may not generate sufficient revenue to offset our facility costs, product development and selling and marketing costs, which will hurt our business.

IF OUR MARKETING AND LEAD GENERATION EFFORTS ARE NOT SUCCESSFUL, OUR BUSINESS WILL BE HARMED.

We believe that intense marketing efforts will be critical to achieve widespread knowledge and acceptance of our brand. Our marketing campaigns may not be successful given the expense required. If our marketing or lead-generation efforts are not successful, our business and operating results will be harmed.

Risks Relating to Our Securities

LACK OF LIQUIDITY

There is currently only a limited public market for the Company’s Common Stock and there can be no assurance that a more robust trading market will develop further or be maintained in the future.

OUR COMMON STOCK IS A “PENNY STOCK” AND MAY BE DIFFICULT TO SELL.

The SEC has adopted regulations which generally define a “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and, therefore, it may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT INVESTORS IN OUR STOCK.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

OUR STOCK PRICE IS VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

Our stock price, like that of other business development companies, is highly volatile. Our stock price may be affected by such factors as:

•	product development announcements by us or our competitors;
•	regulatory matters;
•	announcements in the software community;
•	intellectual property and legal matters; and
•	broader industry and market trends unrelated to our performance.

 In addition, if our revenues or operating results in any period fail to meet the investment community’s expectations, there could be an immediate adverse impact on our stock price.

OUR PUBLICLY FILED REPORTS ARE SUBJECT TO REVIEW BY THE SEC, AND ANY SIGNIFICANT CHANGES OR AMENDMENTS REQUIRED AS A RESULT OF ANY SUCH REVIEW MAY RESULT IN MATERIAL LIABILITY TO US AND MAY HAVE A MATERIAL ADVERSE IMPACT ON THE TRADING PRICE OF THE COMPANY’S COMMON STOCK.

The reports of publicly traded companies are subject to review by the SEC from time to time for the purpose of assisting companies in complying with applicable disclosure requirements, and the SEC is required to undertake a comprehensive review of a company’s reports at least once every three years under the Sarbanes-Oxley Act of 2002. SEC reviews may be initiated at any time. We could be required to modify, amend or reformulate information contained in prior filings as a result of an SEC review. Any modification, amendment or reformulation of information contained in such reports could be significant and result in material liability to us and have a material adverse impact on the trading price of the Company’s common stock.

STOCKHOLDER OWNERSHIP INTEREST IN OUR COMPANY MAY BE DILUTED AS A RESULT OF FUTURE FINANCINGS OR ADDITIONAL ACQUISITIONS.

As previously stated, we need to raise additional capital to carry out our business plans.  We may seek to raise these funds in public or private issuances of equity and such financings may take place in the near future or over the longer term. Sales of our securities offered through future equity offerings may result in substantial dilution to the interests of our current shareholders. The sale of a substantial number of securities to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. In addition, we have issued shares of our common stock for various consulting services or license agreements in the past and may do so in the future, which may also result in substantial dilution to the interests of our current shareholders.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.                                DESCRIPTION OF PROPERTY.

Our principal executive offices are located at the offices of J.H. Brech, LLC, a related party which provides consulting services to us.  We do not currently pay monthly rent for the use of this office and the use of these facilities are included in our consulting arrangement with J.H. Brech, LLC.  We expect to continue to use these facilities until such time as we begin generating revenues from our operations.

ITEM 3.                                LEGAL PROCEEDINGS.

We are not a party to any pending or threatened litigation.

ITEM 4.                                MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5.                                MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock currently trades on the OTC Pink Market under the symbol, Bulletin Board under the symbol ATOC.  (See "Risk Factors").

The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2010
First quarter ended March 31, 2010	$0.65	$0.35
Second quarter ended June 30, 2010	$0.60	$0.42
Third quarter ended September 30, 2010	$0.51	$0.20
Fourth quarter ended December 31, 2010	$0.40	$0.24

2011
First quarter ended March 31, 2011	$0.65	$0.30
Second quarter ended June 30, 2011	$0.64	$0.40
Third quarter ended September 30, 2011	$1.01	$0.50
Fourth quarter ended December 31, 2011	$0.45	$0.05

The last sale price of our common stock as reported on the Pink Sheets was $0.03 on June 30, 2014.  As of June 30, 2014 there were approximately 51 record owners of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. Under Texas law, we are prohibited from paying dividends on our common stock if (1) our surplus is less than the amount required by Section 21.313 of the Texas Business Organizations Code to be transferred to stated capital at the time the share dividend is made; or (2) the share dividend will be made to a holder of shares of any other class or series, unless (A) our Articles of Incorporation provide for the dividend; or (B) the share dividend is authorized by the holders of at least a majority of the outstanding shares of the class or series in which the share dividend is to be made. We have no present intention to declare or pay dividends on shares of our common stock.

Recent Sales of Unregistered Securities

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, that were not included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K are set forth below.

In February 2011, the Company issued a total of 100,000 shares of common stock valued at $40,000 to Mr. Dominey pursuant to our consulting agreement with him.  The fair value was determined based on the quoted market price on the date of grant, February 2010.  $33,000 of the associated expense was recognized in 2010, and the remaining $7,000 has been recognized in the year ended December 31, 2011.  Because the Company’s common stock does not have a par value, the Company also reclassified the $33,000 recognized in 2010 from additional paid-in-capital upon actual issuance of the stock in 2011, so that the result of the issuance is an increase in common stock of $40,000.

During the year ended December 31, 2011, the Company issued 100,000 shares of common stock valued at $45,000 to Mr. Dominey pursuant to our consulting agreement with him.

All of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act for sales not involving a public offering.  The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.                                SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2011 and 2010 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As described later in this section, our ability to fully implement our business plan is dependent on raising sufficient capital to fund the further development of our company.  Going forward, we expect that our efforts will be focused on achieving this goal.  While we have raised funds in private offerings, there are no assurances, however, that we will be able to raise all of the necessary capital and without access to funding we will be unable to pursue other aspects of our business development and may have to cease operations completely.

Going Concern

We reported a net loss of $185,568 for 2011 and we have incurred accumulated losses of approximately $1,283,000 since inception through December 31, 2011. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2011 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

During the years ended December 31, 2011 and 2010, we did not recognize any revenue from our operations.  We do not expect to recognize revenues from our operations as management is focused on raising sufficient capital to fund the further development of our Company.

During the year ended December 31, 2011, we recognized operational expenses of $172,682 compared to $300,421 during the year ended December 31, 2010.  The decrease of $127,739 or 43% was the result of reduced professional fees.

We expect that these expenses will continue to increase during 2012 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Material Changes in Financial Condition

From December 31, 2010 to December 31, 2011 total assets decreased from $6,784 to $522.   Total current liabilities increased from $197,032 to $226,993.  The increase in total current liabilities of $29,961 was attributable to increases in accounts payable of $18,061, accrued payroll of $37,913, and accrued interest of $19,431 and was offset by a decrease in current amount due to related party of $45,444.   The Company’s line of credit increased to $96,345 which was used to reduce the current amount to a related party of $45,444 and for operating expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2011, we had a working capital deficit of $226,471 as compared to a working capital deficit of $190,248 at December 31, 2010. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased approximately $30,000 at December 31, 2011 from December 31, 2010 primarily related to an increase in  accounts payable of approximately $18,000, an increase in accrued payroll of $37,913, and an increase in  accrued interest and other liabilities which includes accrued but unpaid interest on our various debt obligations, increased approximately $19,431 while our current amount payable to a related party decreased $45,444.

As of December 31, 2011 we have $155,579 principal amount and $25,017 of accrued but unpaid interest due under the terms of various promissory notes to third parties.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the year ending December 31, 2011 was $50,464 as compared to net cash used in operating activities of $45,359 for the year ending December 31, 2010.  During the year ending December 31, 2011, net cash used in operating activities included increases in accounts payable, accrued expenses and accounts payable, related parties.  We did not generate or use any cash from investing activities as of December 31, 2011.   Net cash provided by financing activities in each of the years ended December 31, 2011 and 2010, reflects proceeds from shareholder advances and related party line of credit facility.

We have not generated any revenues and we are dependent upon advances from a related party to fund our ongoing general and administrative expenses and satisfy our obligations.  We need to initially raise $500,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations.  We do not, however, have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

ITEM 8.                                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LBB & Associates Ltd., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 583-2263

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Atomic Paintball, Inc.
(A Development Stage Company)
Southlake, Texas

We have audited the accompanying balance sheets of Atomic Paintball, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Paintball, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern. The 2011 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
/s/ LBB & Associates Ltd., LLP
Houston, Texas
June 26, 2014

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,
	2011	2010

Current Assets
Cash & cash equivalents	$522	$85
Prepaid expenses	-	6,699

TOTAL ASSETS	$522	$6,784

Current Liabilities

Accounts Payable	$152,217	$134,156
Accrued payroll	37,913	-
Due to related party	-	45,444
Accrued Interest	25,017	5,586
Note payable - related party	11,846	11,846
	226,993	197,032

Convertible note payable - related party	143,733	143,733
Line on credit - related party	96,345	-
Total Liabilities	467,071	340,765

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value;
400,000 shares authorized, no shares issued and outstanding
as of December 31, 2011 and 2010	-	-
Common Stock, no par value: 10,000,000 shares authorized,
4,378,549 and 4,178,549 shares issued and outstanding
as of December 31, 2011 and 2010, respectively	611,790	526,790
Additional paid in capital	204,218	236,218
Deficit accumulated during the development stage	(1,282,557)	(1,096,989)
	(466,549)	(333,981)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$522	$6,784

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
	For the Years Ended		(May 8, 2001)
	December 31,		Through December 31,
	2011	2010	2011
			(Unaudited)
OPERATING EXPENSES

General and Administrative	$172,682	$300,421	$1,225,075
Depreciation and amortization	-	-	6,835

Total Operating Income / (Expenses)	172,682	300,421	1,231,910

OPERATING LOSS	(172,682)	(300,421)	(1,231,910)

OTHER INCOME (EXPENSE)
Interest Expense	(12,886)	(8,156)	(50,647)

Loss before Income Taxes	(185,568)	(308,577)	(1,282,557)

Income tax expense	-	-	-

NET INCOME / (LOSS)	$(185,568)	$(308,577)	$(1,282,557)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic & Diluted	4,291,919	4,343,878

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2011
						Accumulated
						deficit during
	Preferred Stock		Paid in	Common Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage	Total

	#	$	$	#	$	$	$

Balance at May 8, 2001 (date of inception)	-	-	-	-	-	-	-
Issuance of common stock for cash on May 8, 200 at $0.005 per share	-	-	-	200,000	1,000	-	1,000
Issuance of common stock for services on June 20, 2001 at $0.01 per share	-	-	-	600,000	6,000	-	6,000
Net loss for the period from inception (May 8, 2001) through December 31, 2001	-	-	-	-	-	(6,815)	(6,815)
Balance at December 31, 2001 (Unaudited)	-	-	-	800,000	7,000	(6,815)	185
Net loss for the year ended December 31, 2002	-	-	-	-	-	(4,155)	(4,155)
Balance at December 31, 2002 (Unaudited)	-	-	-	800,000	7,000	(10,970)	(3,970)
Issuance of Series A Convertible Preferred Stock for cash during October and November 2003 at $0.25 per share	116,000	29,000	-	-	-	-	29,000
Net loss for the year ended December 31, 2003	-	-	-	-	-	(47,656)	(47,656)
Balance at December 31, 2003 (Unaudited)	116,000	29,000	-	800,000	7,000	(58,626)	(22,626)
Issuance of Series A Convertible Preferred Stock for cash during February 2004 at $0.25 per share	184,000	46,000	-	-	-	-	46,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	(62,156)	(62,156)
Balance at December 31, 2004 (Unaudited)	300,000	75,000	-	800,000	7,000	(120,782)	(38,782)
Net loss for the year ended December 31, 2005	-	-	-	-	-	(6,148)	(6,148)
Balance at December 31, 2005 (Unaudited)	300,000	75,000	-	800,000	7,000	(126,930)	(44,930)
Issuance of common stock for services on August 31, 2006 at $0.042857 per share	-	-	-	2,780,376	119,159	-	119,159
Issuance of common stock in settlement of debt on September 8, 2006 at $0.042857 per share	-	-	-	323,080	13,846	-	13,846
Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis during September 2006	(112,000)	(28,000)	-	224,000	28,000	-	-
Issuance of common stock for services on December 1, 2006 at $0.042857 per share	-	-	-	100,000	4,286	-	4,286
Issuance of common stock for services on December 8, 2006 at $0.042857 per share	-	-	-	100,000	4,286	-	4,286
Issuance of common stock for services on December 18, 2006 at $0.042857 per share	-	-	-	150,000	6,429	-	6,429
Issuance of common stock in settlement of debt on September 8, 2006 at $0.042857 per share	-	-	-	697,674	30,000	-	30,000
Issuance of common stock for services on December 22, 2006 at $0.042857 per share	-	-	-	100,000	4,286	-	4,286
Net loss for the year ended December 31, 2006	-	-	-	-	-	(200,182)	(200,182)
Balance at December 31, 2006 (Unaudited)	188,000	47,000	-	5,275,130	217,290	(327,112)	(62,822)

Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis during September 2006	(144,000)	(36,000)	-	288,000	36,000	-	-
Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis on February 5, 2007	(36,000)	(9,000)	-	72,000	9,000	-	-
Issuance of common stock in settlement of debt on September 8, 2006 at $0.042857 per share	-	-	-	697,674	30,000	-	30,000
Issuance of common stock for cash in April 2007 at $0.125 per share	-	-	-	400,000	50,000	-	50,000
Issuance of common stock for cash on May 2007 at $0.125 per share	-	-	-	400,000	50,000	-	50,000
Issuance of common stock for cash in November 2007 at $0.125 per share	-	-	-	40,000	5,000	-	5,000
Issuance of common stock for services in November 2007 at $0.125 per share	-	-	-	300,000	37,500	-	37,500
Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis on February 5, 2007	(8,000)	(2,000)	-	16,000	2,000	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(166,969)	(166,969)
Balance at December 31, 2007 (Unaudited)	-	-	-	7,488,804	436,790	(494,082)	(57,292)
Net loss for the year ended December 31, 2008	-	-	-	-	-	(112,773)	(112,773)
Balance at December 31, 2008 (Unaudited)	-	-	-	7,488,804	436,790	(606,855)	(170,065)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(181,557)	(181,557)
Balance at December 31, 2009	-	-	-	7,488,804	436,790	(788,412)	(351,622)
Cancellation on common stock	-	-	-	(3,530,255)	-	-	-
Common stock issued for services at $.50 per share	-	-	-	20,000	10,000	-	10,000
Common stock issued to Directors at $.40 per share	-	-	-	200,000	80,000	-	80,000
Common stock to be issued for Officers fees at $.40 per share	-	-	33,000	-	-	-	33,000
Capital contribution of services	-	-	4,000	-	-	-	4,000
Forgiveness of amounts owed to related party	-	-	199,218	-	-	-	199,218
Net Income for the year ended December 31, 2010	-	-	-	-	-	(308,577)	(308,577)
Balance at December 31, 2010	-	-	236,218	4,178,549	526,790	(1,096,989)	(333,981)
Common stock issued for Officers fees at $.40 per share	-	-	(33,000)	100,000	40,000	-	7,000
Common stock issued for Officers fees at $.45 per share	-	-	-	100,000	45,000	-	45,000
Capital contribution of services	-	-	1,000	-	-	-	1,000
Net Income for the year ended December 31, 2011	-	-	-	-	-	(185,568)	(185,568)
Balance at December 31, 2011	-	-	$204,218	4,378,549	$611,790	$(1,282,557)	$(466,549)

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMEMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

				FROM
				INCEPTION
				(May 8, 2001)
	For the Years Ended			THROUGH
	December 31,			December 31
	2011		2010	2011
CASH FLOW FROM OPERATING ACTIVITIES				(Unaudited)

NET LOSS		$(185,568)	$(308,577)	$(1,282,557)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation		-	-	6,835
Loss on Disposal of Fixed Assets		-	-	3,464
Issuance of Common Stock For Services		52,000	123,000	356,944
Capital contribution of services		1,000	4,000	5,000
Gain on Settlement of Liabilities		-	-	(13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
Decrease in prepaid expenses		6,699	(6,699.00)	-
Increase (Decrease) in accounts payable		18,061	142,147	324,550
Increase in accrued expenses		57,344	770	79,087
Total Cash Flow Used In Operating Activities		(50,464)	(45,359)	(520,277)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets		-	-	(10,299)
Total Cash Flow Used In Investing Activities		-	-	(10,299)

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Loans From Shareholders		-	45,444	299,197
Advances Under Line of Credit - Related Party		50,901	-	50,901
Net Proceeds from Issuance of Common Stock		-	-	106,000
Net Proceeds from Issuance of Preferred Stock		-	-	75,000
Total Cash Flow Provided By Financing Activities		50,901	45,444	531,098

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS		$437	$85	$522

Cash and Cash Equivalents at the beginning of the period		$85	$-	$-
Cash and Cash Equivalents at the end of the period		$522	$85	$522

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest		$-	$-	$207
Cash paid for income tax		$-	$-	$-
Conversion of accounts payable to long term debt	$		$143,733	$143,733
Forgivesness of amounts owed to related party	$		$199,218	$199,218
Conversion of preferred stock to common stock		$-	$-	$75,000

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2011 and 2010

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Atomic Paintball, Inc. (the “Company”) is a development stage corporation incorporated on May 8, 2001 in the State of Texas which plans to own and operate  paintball facilities and to provide services and products in connection with paintball sport activities at its future established facilities and through a website.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  The reclassification has no impact on net loss.

BASIS OF PRESENTATION

Development Stage Company

The Company has not earned any revenues from planned operations since inception.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company."  Among the disclosures required by Accounting Standards Codification (“ASC”) 915 Development Stage Entities are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.  The Company’s inception to date activities through December 31, 2011 is presented as unaudited, in accordance with written permission obtained by the Company from the Securities and Exchange Commission (“SEC”).

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with an original maturity of three months or less at the date of purchase.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible note payable – related party – December 31, 2010	$-	$-	$143,733

Convertible note payable – related party – December 31, 2011	$-	$-	$143,733

Stock Compensation

The Company follows FASB Accounting Standards Codification No. 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification No. 505 for share based payments to Non-Employees

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding as of December 31, 2011 and 2010.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Income Taxes

The Company provides for income taxes in accordance with ASC 740 – Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the valuation allowance, based on the likelihood of the Company to utilize the loss carry-forward.

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

Revenue and Cost Recognition

The Company has no current source of revenues; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Recently issued accounting pronouncements

Management does not feel that the adoption of any recently issued, but not yet effective pronouncements, will have a material impact on the Company’s financial statements or financial condition.

NOTE 2 - INCOME TAXES

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

The income tax benefit for the periods ending December 31, 2011 and 2010 was approximately $45,000 and $105,000, respectively, offset by change in valuation allowances of the same amount.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.

At December 31, 2011 the Company had an unused net operating loss carry over of approximately $1.2 million that is available to offset future taxable income.  It expires beginning 2025.  The Company’s historical losses may not be available to the Company due to recent change in control.  Any deferred tax assets available to the Company at December 31, 2011 would be offset by a valuation allowance of the same amount, resulting in a deferred tax amount of $0.

The Company has filed no income tax returns since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2011, the Company had incurred a net loss of $185,568. Accumulated deficit from May 8, 2001 (date of inception) through December 31, 2011 totaled $1,282,557. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - ACCOUNTS PAYABLE

The balances of accounts payable at December 31, 2011 and 2010 include certain liabilities that were substantially over due as of these balance sheet dates, but were still outstanding as we did not have the necessary funding to pay these liabilities.  During the year ended December 31, 2010, the Company received a discount of $12,500 for professional fees.  The Company recorded a gain on settlement of liabilities of $12,500 during the year ended December 31, 2010, which is included with general and administrative expenses.

No interest accrual has been made in respect of these outstanding accounts payable as we believe they will be settled at or below their current carrying value on our balance sheet.

NOTE 5 - NOTES PAYABLE

Our former President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April and July 2002 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of December 31, 2011 and 2010 accrued interest amounted to $6,356 and $5,586, respectively.

Between August 31, 2006 and December 31, 2008, Mr. David J. Cutler, formerly our sole officer and a director, made advances to us of $237,687 by way of a loan.  These funds were used to support our ongoing operating costs and settle certain outstanding liabilities.  In December 2006, Mr. Cutler converted $30,000 of his loan into 697,674 shares of common stock.  In March 2007, Mr. Cutler converted an additional $30,000 of his loan into an additional 697,674 shares of our common stock.  At December 31, 2009, the Company owed Mr. Cutler $168,060.

As of January 20, 2010, Mr.  Cutler was released and discharged from all claims by the Company and the Company was released and discharged from all claims by Mr. Cutler in accordance with the Settlement Agreement related to the dismissal of the Chapter 7 bankruptcy proceeding.  During the year ended December 31, 2010, the Company recorded a capital contribution of $199,218 on amounts owed to Mr. Cutler consisting of accrued Director’s fees of $15,000, accrued interest of $16,158 and notes payable of $168,060.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and is due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC has the right to convert all or part of the principal balance and accrued interest due under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. At December 31, 2011, accrued interest amounted to $15,170. The note is in default as of the date of this report.

Two of our Directors each waived the director fees due them for the year ended December 31, 2011 and the Company recorded that amount as a capital contribution of $1,000 in services.

In February 2011, the Company issued a total of 100,000 shares of common stock to Don Mark Dominey pursuant to a consulting agreement.  The shares were valued at $40,000.  The fair value was determined based on the quoted market price on the date of grant, February 2010.  $33,000 of the associated expense was recognized in 2010, and the remaining $7,000 has been recognized in the year ended December 31, 2011.  Because the Company’s common stock does not have a par value, the Company also reclassified the $33,000 recognized in 2010 from additional paid-in-capital upon actual issuance of the stock in 2011, so that the result of the issuance is an increase in common stock of $40,000.

On July 28, 2011, the Company entered into an Executive Employment Agreement with Don Mark Dominey, Chief Executive Officer, effective August 8, 2011, for a period of three (3) years and may be extended for additional one (1) year periods by written notice given by us to Mr. Dominey at least 60 days before the expiration of the term or the renewal term, as the case may be, unless the agreement shall have been earlier terminated pursuant to its terms. Mr. Dominey shall be (i) paid a base salary at an annual rate of one hundred thousand dollars ($100,000), (ii) entitled to an annual bonus equal to two percent (2%) of our annual revenues, payable monthly, not to exceed eighty thousand dollars ($80,000), and (iii) granted 240,000 shares of Atomic Paintball’s restricted common stock each year, accruing in increments of 20,000 shares each month of his term.  Each monthly allotment shall be fully vested and stock certificates will be made available to him, at his request, and will be provided by the company through the transfer agent in a reasonable amount of time to fulfill the transaction.  A significant portion of compensation expense for the year ended December 31, 2011 comprised of $39,835 for salary and $45,000 ($.45 per share) for the 100,000 shares of common stock owed to Mr. Dominey.

 NOTE 7 - REVOLVING LINE OF CREDIT – RELATED PARTY

On July 13, 2011, the Company entered into an 8% revolving line of credit with J.H. Brech LLC, a related party, to provide access to funding for its operations up to $500,000.  As of December 31, 2011, we owed $96,345 and accrued interest of $3,491.  Funding under this line of credit is presently in abeyance.  Management expects funding will restart in the next several months.  In the meantime, management is evaluating other, short-term, related party financing.

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

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

We are authorized to issue up to 2,000,000 shares of preferred stock, no par value at the sole discretion of our Board of Directors in such series, and with such designations, rights, preference and restrictions, as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock.  In October 2003, our Board of Directors created a series of 400,000 shares of Series A Convertible Preferred Stock.  During the years ended December 31, 2003 and 2004, the Company sold 300,000 shares of Series A Convertible Preferred Stock for a total of $75,000 at a purchase price of $0.25 per share.  During the years ended December 31, 2006 and 2007 the Company converted the each share of Series A Convertible Preferred Stock into two shares of common stock.  At December 31, 2011 and 2010, there are no shares of Series A Convertible Preferred Stock issued and outstanding and no other series of preferred stock has been designated.

Common Stock

We are authorized to issue 10,000,000 shares of common stock, no par value per share.  The holders of common stock are entitled to one vote per share for the election of directors and with respect to all other matters submitted to a vote of stockholders.  Shares of common stock do not have a cumulative voting right, which means that the holders of more than 50% of such shares voting for the election of directors can elect 100% of the directors if they choose to do so.

Our common stock does not have preemptive rights, meaning that our common shareholders' ownership interest would be diluted if additional shares of common stock are subsequently issued and the existing shareholders are not granted the right, in the discretion of the Board of Directors, to maintain their ownership interest in us.

During the year ended December 31, 2011, the Company issued 100,000 shares of common stock valued at $45,000 to Mr. Dominey pursuant to our consulting agreement with him.

Two of our Directors each waived the director fees due them for the year ended December 31, 2011 and the Company recorded that amount as a capital contribution of $1,000 in services.

In February 2011, the Company issued a total of 100,000 shares of common stock valued at $40,000.  The fair value was determined based on the quoted market price on the date of grant, February 2010.  $33,000 of the associated expense was recognized in 2010, and the remaining $7,000 has been recognized in the year ended December 31, 2011.  Because the Company’s common stock does not have a par value, the Company also reclassified the $33,000 recognized in 2010 from additional paid-in-capital upon actual issuance of the stock in 2011, so that the result of the issuance is an increase in common stock of $40,000.

As of January 20, 2010, David J. Cutler has surrendered 3,530,255 shares of the common stock of the Company and they were cancelled.

In January 2010, the Company issued a total of 20,000 shares of common stock valued at $10,000 ($0.50 per share) for services.

In February 2010, the Company issued a total of 200,000 shares of common stock valued at $80,000 ($0.40 per share) to Directors for services.

2010 Stock Option and Award Incentive Plan

The 2010 Plan was approved by our stockholders at our 2010 annual meeting in June 2010.  The 2010 Plan provides for the grant of stock options to our directors, officers, employees, consultants, and advisors and is administered by a committee consisting of members of the Board of Directors, or in its absence, the Board of Directors.  The 2010 Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  Proportionate adjustments will be made to the number of shares of common stock subject to the 2010 Plan in the event of any change in our capitalization affecting our common stock, such as a stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification.  The Board or the committee, subject to Board approval, may also provide additional anti-dilution protection to a participant under the terms of such participant's option agreement or otherwise.  Shares of common stock subject to option grants that are canceled, terminated, or forfeited will again be available for issuance under the 2010 Plan. As of December 31, 2011 there were no options or other grants outstanding under the 2010 Plan.

2003 Stock Incentive Plan

Our Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003.  The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.  A total of 2,000,000 shares of our common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan.  As of December 31, 2011 there are no options or other grants outstanding under the 2003 Plan.

NOTE 9.             COMMITMENTS AND CONTINGENCIES

At management’s option, the Company has the right to convert $94,362 of legal invoices included in accounts payable to common stock at the price of $.50 per share. As of December 31, 2011 management has not exercised the right.

Management is not aware of any pending or threatened litigation involving the Company.

NOTE 10.           SUBSEQUENT EVENTS

During the quarter ended March 31, 2012, the Company issued 40,000 shares of common stock valued at $18,000 to Mr. Dominey pursuant to our consulting agreement with him.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Larry O'Donnell, CPA, PC formerly the independent registered public accountant for our company resigned as our independent registered public accountant on October 26, 2010, purportedly due to his resigning from public audit work. We subsequently learned that the Public Company Accounting Oversight Board (PCAOB) revoked the registration of Larry O’Donnell, CPA, PC effective December 14, 2010 because of noncooperation with an investigation by the PCAOB. In connection with this action, Mr. O’Donnell was permanently barred from being an associated person of a registered public accounting firm and a civil money penalty of $75,000 was imposed. As a result of the revocation of registration of Larry O’Donnell, CPA, PC by the PCAOB, we may not include its audit reports in our filings with the Securities and Exchange Commission. Accordingly, we have requested that the successor audit firm re-audit our 2009 financial statements and its report on our 2010 financial statements included elsewhere in this Report, also includes a report covering our 2009 fiscal year.

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

ITEM 9A.                     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on the existence of the material weaknesses discussed below in “Management's Report on Internal Control Over Financial Reporting,” our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S.  generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and

o
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 due to the existence of the material weaknesses as of December 31, 2011, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

•
Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. On November 10, 2010, the Board of Directors determined that our unaudited balance sheets at March 31, 2010 and June 30, 2011 and our unaudited statements of operations and cash flows for the quarterly and year to date periods then ended could no longer be relied upon as a result of errors in those financial statements. We failed to properly record $199,218 forgiven by a related party as a capital contribution.  Our unaudited balance sheets at March 31, 2010 and June 30, 2010 and our unaudited statements of operations and cash flows for the quarterly and year to date periods then ended were restated in our Quarterly Report on Form 10-Q for the period ended June 30, 2011. The impact at March 31, 2010 and for the quarterly period then ended was an increase in our accumulated deficit to $926,410 and a change in net income of $61,211 for the period as previously reported to a net loss of $138,007 for the period. The impact at June 30, 2010 and for the year to date period then ended was an increase in our accumulated deficit to $1,025,788 and an increase in our net loss to $237,376. Because we previously corrected this error in our Quarterly Report on Form 10-Q for the period ended September 30, 2010, there is no need to restate any other prior financial statement periods.

•
Inadequate segregation of duties within an account or process. Management has determined that it does not have appropriate segregation of duties within our internal controls that would ensure the consistent application of procedures in our financial reporting process by existing personnel. This control deficiency could result in a misstatement of substantially all of our financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements.

•
Inadequate Policies & Procedures.  Management has determined that its existing policies and procedures are limited and/or inadequate in scope to provide staff with guidance or framework for accounting and disclosing financial transactions.  This deficiency could result in unintended, misleading entries being made in the financial system and precluding sufficient disclosure of complex transactions.

•
Lack of sufficient subject matter expertise.  Management has determined that it lacks certain subject matter expertise relating to accounting for complex transactions and the disclosure of complex transactions related to accounting for income taxes. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

•	Failure to timely file all Current Reports on Form 8-K. As reported in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2011, we failed to timely file a Current Report on Form 8-K.

•
Failure to timely file reports due under the Securities Exchange Act of 1934, as amended.  Failure to timely file all period reports on Form 10-K and Form 10-Q. As of the date of this filing, we failed to timely file our Annual Reports on Form 10-K for year ended December 31, 2011, December 31, 2012 and December 31, 2013, and Quarterly Reports on Form 10-Q for quarters ended March 31, 2012, June 30, 2012, September 30, 2012, March 31, 2013, June 30, 2013, September 30, 2013, and March 31, 2014.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that do not require smaller reporting companies such as the Company to provide such an auditor attestation report.

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the December 31, 2011 fiscal period.

Management formulated a remediation plan in the first quarter of 2014 that will be implemented in our fiscal year 2014, which includes: (i) developing a set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2014, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.  Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

ITEM 9B.                  Other Information.

On June 25, 2014, Messrs. Stone and Schmidt submitted their resignations as directors of the Company. There were no disagreements between Mr. Stone and our Company, or between Mr. Schmidt and our Company, that led to their resignations.  As of the date of this filing, Mr. Dunckel is the sole director of the Company.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers as of June 30, 2014.  On February 21, 2012, Don Mark Dominey resigned as our Chief Executive Officer and our Board appointed Mr. Darren C. Dunckel as Chief Executive Officer and Chairman of the Board. There were no disagreements between Mr. Dominey and our company that led to his resignation. On March 16, 2012, Steven W. Weathers resigned as a director of the Company.  There were no disagreements between Mr. Weathers and our Company that led to his resignation.  On March 16, 2012, Messrs. John Stone and Doug Schmidt were elected by the board to serve as directors of the Company.  On June 25, 2014, Messrs.  Stone and Schmidt submitted their resignations as directors of the Company. There were no disagreements between Mr. Stone and our Company, or between Mr. Schmidt and our Company, that led to their resignations. As of the date of this filing, Mr. Dunckel is the sole director of the Company.

There are no family relationships among our directors and executive officers. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified. Also provided herein are brief descriptions of the business experience of each director, executive officer and advisor during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. None of our officers or directors is a party adverse to us or has a material interest adverse to us.

Name	Age	Position
Darren C. Dunckel	45	CEO, President and Director

Darren C. Dunckel, CEO, President and Chairman.  Mr. Dunckel served as Chief Executive Officer and Director at Forex International Trading Corp. from 2010 to 2011. Under his direction Forex International Trading went from a development stage shell corporation to a fully reporting operating company. From 2005 to 2010, Mr. Dunckel served as the President of several privately owned companies. As President, he oversaw management of real estate acquisitions, development and sales in the United States and overseas. In addition, from September 2007 to April 2009 Mr. Dunckel served on the Board of Directors of Emvelco Corp., a publically traded company. From 2004 to 2010, Mr. Dunckel served as the President of My Daily Corporation, a development stage financial services company. From 2002 through 2004, Mr. Dunckel was Vice President, Regional Director for the Newport Group managing a territory for financial and consulting services. From 2000 to 2002, Mr. Dunckel was Vice President, Regional Director for New York Life Investment Management consulting with financial advisors and corporations with respect to investments and financial services.

Involvement in Certain Legal Proceedings

To the best of the Company's knowledge, other than as set forth herein, none of the following events occurred during the past ten years that are material to an evaluation of the ability or integrity of any of our executive officers or directors:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any Federal or State securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Our Board of Directors has three directors and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent; none of our current directors are independent.

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2011; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

Board Leadership Structure and the Board’s Role in Risk Oversight.

The Board of Directors maintains a structure with the Chief Executive Officer of the Company holding the position as Chairman of the Board of Directors.

The Board does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the Board.  The Board believes that there is no one best leadership structure model that is most effective in all circumstances and retains the authority to separate the position of Chairman and Chief Executive Officer in the future if such change is determined to be in our best interests and the best interests of our shareholders.

The Board of Directors utilizes a leadership structure that has the Chief Executive Officer (who is the Corporation’s principal executive officer and a director) who also acts in the capacity as Board Chairman, without a designated independent lead director. This structure creates efficiency in the preparation of the meeting agendas and related Board materials as the Company’s Chief Executive Officer works more directly with those preparing the necessary board materials and is more connected to the overall daily operations of the Company. Agendas are also prepared with the permitted input of the full Board of Directors allowing for any concerns or risks of any individual director to be discussed as deemed appropriate. The Board believes that the Company has benefited from this structure and, Mr. Dunckel's continuation in the combined role of the Chairman and Chief Executive Officer is in the best interests of the shareholders.

The Company believes that this structure is appropriate and allows for efficient and effective oversight, given the Company’s relatively small size (both in terms of number of employees and in scope of operational activities directly conducted by the Company), its corporate strategy and its focus on research and development. The Board of Directors does not have a specific role in risk oversight of the Company. The Chairman, President and Chief Executive Officer and, as needed, other executive officers and employees of the Company provide the Board of Directors with information regarding the Company’s risks.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of any class of our securities registered under Section 12(g) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms we received, we believe that during the year ended December 31, 2011, all such filing requirements applicable to our Company were complied with.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment.   Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

•	compliance with laws, rules and regulations;
•	conflicts of interest;
•	insider trading;
•	corporate opportunities;
•	competition and fair dealing;
•	discrimination and harassment;
•	health and safety;
•	record keeping;
•	confidentiality;
•	protection and proper use of company assets;
•	payments to government personnel;
•	waivers of the Code of Business Conduct and Ethics;
•	reporting any illegal or unethical behavior; and
•	compliance procedures.

In addition, we have also adopted a Code of Ethics for our Chief Executive Officer and senior financial officers who are also subject to specific policies regarding:

•	disclosures made in our filings with the Securities and Exchange Commission;
•	deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls;
•	conflicts of interests; and
•	knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

Our codes of ethics are attached as exhibits to this Form 10-K.  Additionally, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct, the Code of Ethics and/or the Code of Ethics for Financial Professionals, by written request to, 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas  76092.

ITEM 11.                   EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company as of December 31, 2011, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2011 and 2010.

We did not issue any compensation exceeding $100,000 in the last two fiscal years.  Our sole officer during fiscal 2011, Mr. Dominey, received stock awards valued at $33,000 during fiscal 2010, but not otherwise received any compensation for the services he provided to us as Chief Executive Officer; he has only received shares of our common stock as compensation for services he rendered as a member of our Board of Directors.

In February 2010, we entered into a Consulting Agreement with Mr. Dominey under which he agreed to serve as our Chief Executive Officer.  The term of the agreement is from month to month and may be terminated by either party upon 10 days’ notice.  As compensation for his services to us under this agreement, Mr. Dominey was entitled to earn equity equivalent to 100,000 shares of our common stock valued at $40,000 with reasonable restrictions.  Pursuant to the agreement, in February 2011, we issued his designees 100,000 shares valued at $40,000.  The agreement also entitled Mr. Dominey to reimbursement for all reasonable travel, entertainment and other business expenses incurred by him in providing the services to us.  The agreement contained customary cross indemnification, confidentiality and non-compete provisions.  This agreement may be amended or revised at any time upon the determination of our Board of Directors.

On July 28, 2011, we entered into an Executive Employment Agreement with Mr. Dominey, effective August 8, 2011, for a period of three (3) years, although it could be extended for additional one (1) year periods by written notice given by us to Mr. Dominey at least 60 days before the expiration of the term or the renewal term, as the case may be, unless the agreement shall have been earlier terminated pursuant to its terms. The Employment Agreement replaced his Consulting Agreement referenced above.  Pursuant to the Employment Agreement, Mr. Dominey shall be (i) paid a base salary at an annual rate of one hundred thousand dollars ($100,000), (ii) entitled to an annual bonus equal to two percent (2%) of our annual revenues, payable monthly, not to exceed eighty thousand dollars ($80,000), and (iii) granted 240,000 shares of our common stock each year, accruing in increments of 20,000 shares each month of his term. Each monthly allotment shall be fully vested and stock certificates will be made available to him, at his request. As of February 21, 2012, the date Mr. Dominey resigned as CEO, we had accrued $37,913 of salary for Mr. Dominey, all of which has not been paid.  Following Mr. Dominey's resignation as our CEO, the Employment Agreement terminated and Mr. Dominey is not entitled to any additional compensation from us, other than in his director capacity.

As of the date of this report, we have not determined the amount of compensation to be paid to Mr. Dunckel for his services as our Chief Executive Officer.  We continue to negotiate his compensation package and expect to finalize the terms in the near future.

Outstanding Equity Awards at Fiscal Year-End

Mr. Dominey, the only person required to be included in the outstanding equity awards table for fiscal 2011, did not have any outstanding equity awards that are required to be reported in such table for the fiscal year covered by this Report.

Stock Option Plans

Below is a summary of the principal provisions of the two plans and does not purport to be complete.  Reference is made to the full text of each of the plans, which are attached as Exhibit 4.4 and 4.5 to this Report.

2003 Stock Incentive Plan

Our Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003.  The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.  A total of 2,000,000 shares of our common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan.  As of December 31, 2011 there are no options or other grants outstanding under the 2003 Plan.

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

The 2003 Plan is unlimited in duration and, in the event of termination of the Plan,  will remain in effect as long as any  benefits  granted  under the 2003 Plan remain outstanding;  provided,  however, that no Incentive Stock Option may be granted more than ten years after the date of the approval of the Plan by the shareholders of the Company.  As of the date of this Report, no benefits have been granted under the 2003 Plan.

2010 Stock Option and Award Incentive Plan

The 2010 Plan was approved by our stockholders at our 2010 annual meeting in June 2010.  The 2010 Plan provides for the grant of stock options to our directors, officers, employees, consultants, and advisors and is administered by a committee consisting of members of the Board of Directors, or in its absence, the Board of Directors.  The 2010 Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  Proportionate adjustments will be made to the number of shares of common stock subject to the 2010 Plan in the event of any change in our capitalization affecting our common stock, such as a stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification.  The Board or the committee, subject to Board approval, may also provide additional anti-dilution protection to a participant under the terms of such participant's option agreement or otherwise.  Shares of common stock subject to option grants that are canceled, terminated, or forfeited will again be available for issuance under the 2010 Plan. As of December 31, 2011 there were no options or other grants outstanding under the 2010 Plan.

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

Each of Mr. Dominey and Mr. Weathers waived the cash director fees due to them for the quarter ended September 30, 2011 and we recorded that amount as a capital contribution.

We do not have any formal written agreements with any of our current directors.

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Don Mark Dominey	2,000 (1)		0	0	0	0	2,000

Stephen W. Weathers	2,000 (1)		0	0	0	0	2,000

 (1) Each director waived $500 of their salary during the third quarter of the period covered by this Report.

Compensation Policies and Practices as they Relate to Risk Management

We believe that our compensation policies and practices do not encourage excessive or unnecessary risk-taking and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.  The design of our compensation policies and practices encourages our employees to remain focused on both our short- and long-term goals.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of June 30, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of June 30, 2014, we had 4,418,549 shares of Common Stock issued and outstanding and 0 shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of June 30, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of June 30, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Darren Dunckel	-	0%
All officers and directors as a group (one person)	-	0%
J.H. Brech, LLC(1)	493,725(2)	13.22%
David J. Cutler (3)	395,469	9.03%
Mark Margolis(4)	400,000	9.14%
Jeffrey L. Perlmutter(5)	600,000	13.7%
Mark A. Amstrong (6)	300,000	6.85%

(1)           Mr. Charles J. Webb, the spouse of Ms. Brenda Webb, was the managing partner of J.H. Brech, LLC ("JHB") and held voting and dispositive control over shares of our common stock owned by that entity during the year ended December 31, 2011.  Following the year ended December 31, 2011, Mr. Harry McMillan ("McMillan") became the majority owner of JHB and the CE McMillan Family Trust (the "CE Trust") became the managing member of JHB, with sole voting and dispositive control over shares held by JHB; McMillan is trustee of the CE Trust.  Mr. McMillan is the Trustee for the benefit of his wife, Christy McMillan and their children, who also own shares of our common stock and therefore, McMillan and the CE Trust may be deemed to beneficially own such shares.  Each disclaims beneficial ownership of such shares.

(2)           This amount includes: 175,921 shares of common stock and 317,804 shares issuable upon the conversion of $143,733 principal amount and approximately $15,169 of accrued interest as of December 31, 2011 due under a convertible promissory note which is convertible into shares of our common stock at a conversion price of $0.50 per share.

(3)           Mr. Cutler’s address is 2460 W 26 Street, Suite 380-C, Denver, CO  80220.

(4)           Mr. Margolis’ address is 3395 Forest Trace Drive, Dacula, GA  30019.

(5)           Mr. Perlmutter’s address is 279 Moraine Road, Highland Park, IL  60035.

(6)           Mr. Armstrong’s address is 1902 Hunter Ridge Drive, Grapevine, TX  7605.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	0	n/a	2,000,000
2003 Stock Option and Award Incentive Plan	0	n/a	2,000,000

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2011  involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Our first President and then sole director, Barbara J. Smith, loaned us a total of $10,900 between April 2002 and July 2002 for working capital.  This loan, which is evidenced by a promissory note dated July 1, 2003, bears interest at an annual rate of 6.5% and it matured on July 15, 2004. In lieu of repayment of the principal and interest, Ms. Smith had the right to elect to receive 43,600 shares of our common stock.  This loan was not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  As of December 31, 2011, we owed $18,202 under this note which includes the principal and $6,356 of accrued interest.

On February 18, 2010, we entered into a Consulting Agreement with J.H. Brech, LLC ("JHB") a principal stockholder of our company.  Under the terms of the agreement, JHB consults with us on a variety of matters including strategic planning, business development, internal capital structuring, and the structuring of debt or equity offerings, together with providing other advice we may request.  The agreement remains in effect until terminated by either party upon a breach of the agreement.  During 2011, the Company converted the balance owed to JHB of $45,444 into a revolving line of credit as discussed below.  The agreement contains customary confidentiality provisions.

As of December 31, 2011, we owed JHB $143,733 which represented funds it had advanced to us for working capital.  On March 29, 2010, we issued a Commercial Promissory Note in the principal amount of $143,733 to JHB evidencing this obligation.  The note, which bears interest at 6% per annum, was due on March 29, 2012, and is in default. Currently the note is still outstanding and accruing interest.  At the option of the holder, the principal and accrued interest due under this note is convertible into shares of our common stock at a conversion price of $0.50 per share.  As of December 31, 2011, we owed $143,733 under this note which includes the principal and $15,169 of accrued interest.

In February 2011, we issued 100,000 shares of common stock to Mr. Dominey pursuant to a consulting agreement we maintain with him.  The shares were valued at $40,000.

Mr. Dominey and Mr. Weathers each waived the director fees due them for the period ended September 30, 2011 and the Company recorded that amount as a capital contribution of $1,000 in services.

On July 13, 2011, we entered into an 8% revolving line of credit with JHB to provide access to funding for our operations up to $500,000. As of December 31, 2011 we owed $96,345 and accrued interest of $3,492. Fundings under this line of credit are presently in abeyance. Management expects fundings will restart in the next several months. In the meantime, management is evaluating other, short-term, related party financing.

Interest is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011. The principal and any accrued but unpaid is due on July 13, 2014. At our sole discretion, we can pay the interest in shares of our common stock valued as follows:

●
if our common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the Pink Sheets, interest shares are valued at the greater of $0.50 per share or the fair market value as determined in good faith by us based upon the most recent arms-length transaction; or

●
if our common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group (formerly, the Pink Sheets), interest shares will be valued at the greater of (A) the closing price of our common stock on the trading day immediately preceding the date the interest payment is due and payable, or (B) the average closing price of the common stock for the five trading days immediately preceding the date the interest payment is due and payable.

We may prepay the note at any time without penalty. Upon an event of default, JHB has the right to accelerate the note. Events of default include:

●	our failure to pay the interest and principal when due;

●	a default by us under the terms of the note;

●	appointment of a receiver, filing of a bankruptcy provision, a judgment or levy against our company exceeding $50,000 or a default under any other indebtedness exceeding $50,000;

●	a liquidation of our company or a sale of all or substantially all of our assets; or

●	a change of control of our company as defined in the note.

Promoters and Certain Control Persons

Harry McMillan, by virtue of his control over the CE McMillan Family Trust and J.H. Brech, LLC and as a result of his efforts with regard to the organization of the current business of the Company, may be deemed to be a Promoter within the meaning of Rule 405 of the Securities Act.

Other than set forth herein, none of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or in connection with the formation of our business and received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

Director Independence

Our board of directors has determined that none of its members qualifies as “independent” as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2011 and 2010.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2011 and 2010.

	2011	2010

Audit Fees	$19,516	$11,925
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$19,516	$11,925

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
4.1	Certificate of Designations of Series A Convertible Preferred Stock dated October 9, 2003 (1)
4.2	Specimen common stock certificate (1)
4.3	Promissory Note in the principal amount of $10,900 dated July 1, 2003 to Barbara J. Smith (1)
4.4	2003 Stock Incentive Plan (1)
4.5	2010 Stock Option and Award Incentive Plan (2)
10.1	Form of Executive Employment Agreement by and between Atomic Paintball, Inc. and Don Mark Dominey (3)
14.1	Code of Business Conduct and Ethics*
16.1	Letter dated November 15, 2010 from Larry O’Donnell CPA P.C. (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	XBRL*

*           filed herewith

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on February 27, 2004.
(2)	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A as filed with the SEC on May 17, 2010.
(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on September 14, 2011.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 18, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atomic Paintball, Inc.
June 30, 2014	By: /s/ Darren C. Dunckel
Darren C. Dunckel, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Darren C. Dunckel Darren C. Dunckel	Chief Executive Officer, President, director, principal executive officer and principal financial and accounting officer	June 30, 2014