Form 10-Q/A
period 2012-03-31
ATOMIC PAINTBALL INC
filed 2014-07-07
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1
to
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission File Number: 0-52856

Atomic Paintball, Inc.
(Exact name of registrant as specified in its charter)

Texas	75-2942917
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 E. Southlake Blvd., Suite 120-366, Southlake, TX 76092
(Address of principal executive offices)

817-491-8611
(Registrant's Telephone number)

____________________________________________________
(Former Address and phone of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [  ] Yes [ X ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [  ] No

As of June 30, 2014, the Registrant has 4,418,549 shares of common stock issued and outstanding.

Explanatory Note

Atomic Paintball, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on June 30, 2014 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.      Exhibits

Exhibit Number	Description
31.1+	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2+	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	RL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

+ Filed herewith.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATOMIC PAINTBALL, INC.

Dated: July 7, 2014	By:	/s/ Darren C. Dunckel
Darren C. Dunckel
Chief Executive Officer, and Principal Financial and Accounting Officer