Form 10-Q/A
period 2012-09-30
ATOMIC PAINTBALL INC
filed 2014-07-09
CIK 1269022

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

As of July 1, 2014, the Registrant has 4,418,549 shares of common stock issued and outstanding.

Explanatory Note

Atomic Paintball, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on July 1, 2014 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Item 6.      Exhibits

Exhibit Number	Description
31.1+	Certification of Chief Executive Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
31.2+	Certification of Chief Financial Officer required by Rule 13a-14/15d-14(a) under the Exchange Act
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ATOMIC PAINTBALL, INC.

Dated: July 9, 2014	By:	/s/ Darren C. Dunckel
Darren C. Dunckel
Chief Executive Officer, and Principal Financial and Accounting Officer