Form 10-K
period 2012-12-31
ATOMIC PAINTBALL INC
filed 2014-07-10
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
☒ Yes ☐ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $818,305.

As of July 10, 2014, the Registrant has 4,418,549 shares of common stock outstanding.

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

Unless specifically set forth to the contrary, when used in this Report the terms “Atomic PB,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ended December 31, 2011, and “2012” refers to the year ended December 31, 2012.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS.

Overview

On March 20, 2012, we filed a Current Report on Form 8-K to disclose that on March 16, 2012, the Board of Directors approved and ratified the Company’s pursuing of a change in the Company’s business to a financial services and social networking company. Further, the Board of Directors approved and ratified the Company’s pursuing of a change in the Company’s name to Social Club Financial.  These actions were never brought to our shareholders for a vote and the Board decided not to pursue such actions.  Accordingly, we are continuing to carry out our initial plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its to be established facilities.

We are a development stage company formed to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities.  As of the date of this Report, we have not generated any revenue and do not conduct any business.  However, subject to the availability of sufficient capital, in order of priority, over the next 12 months are to:

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

Employees

As of July 10, 2014, we had no full time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

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

WE ARE DELINQUENT IN OUR REPORTING REQUIREMENTS UNDER SECTION 13(A) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") AND IF WE DO NOT FILE ALL OF THE DELINQUENT REPORTS BY JUNE 30, 2014, THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") MAY COMMENCE AN ADMINISTRATIVE PROCEEDING AGAINST US UNDER SECTION 12(J) AND/OR 12(K) OF THE EXCHANGE ACT.

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

OUR AUDITORS HAVE RAISED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of approximately $1.3 million as of December 31, 2012. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in developing revenue generating operations.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

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

WE HAVE NOT GENERATED ANY REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2012, we reported a net loss of $63,526 as compared to a net loss of $185,568 for the fiscal year ended December 31, 2011.  We had a working capital deficit of $271,997 at December 31, 2012.  We have not yet begun generating revenue from our operations and are dependent upon advances from a related party to pay our operating expenses and the continued development of our business plan.  There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Securities and Exchange Commission, subject to a 30 day grace period. This Report was due on April 1, 2013; we also have not yet filed the Annual Reports for the year December 31, 2013, or the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, March 31, 2014 and June 30, 2014 (the "Late Reports"), although we plan to do so soon after this Report is filed.  As a result, we are non-compliant with FINRA Rule 6530 and our securities were removed from the OTC Bulletin Board. Our common stock is currently listed on the OTC Pink under the same symbol, "ATOC."  Until we are compliant with FINRA Rule 6530 and can successfully re-list our securities on the OTC Bulletin Board - of which there can be no guarantee, the market liquidity for our securities will be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $512,209 as of December 31, 2012, which includes $165,939 in accounts payable, $52,198 in accrued payroll, accrued interest of $42,148 on our various debt obligations and accrued contingencies, $11,846 in notes payable which are past due, $143,733 in convertible notes payable to related parties which was due on March 29, 2012 and $96,345 on a line of credit to a related party.  We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable.  Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012 and 2011 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2012 and 2011. During its evaluation, as of December 31, 2012 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in this annual report on Form 10-K. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

	High	Low
2011
First quarter ended March 31, 2011	$0.65	$0.30
Second quarter ended June 30, 2011	$0.64	$0.40
Third quarter ended September 30, 2011	$1.01	$0.50
Fourth quarter ended December 31, 2011	$0.45	$0.05

2012
First quarter ended March 31, 2012	$0.85	$0.05
Second quarter ended June 30, 2012	$0.65	$0.25
Third quarter ended September 30, 2012	$0.35	$0.19
Fourth quarter ended December 31, 2012	$0.33	$0.12

The last sale price of our common stock as reported on the Pink Sheets was $0.20 on July 7, 2014.  As of July 10, 2014 there were approximately 51 record owners of our common stock.

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

Recent Sales of Unregistered Securities

We have not sold any securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended and that were not included in a previously filed Quarterly Report on Form 10-Q or in a Current Report on Form 8-K are set forth below.

ITEM 6.                         SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2012 and 2011 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We reported a net loss of $63,526 for 2012 and we have incurred accumulated losses of approximately $1.3 million since inception through December 31, 2012. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

During the years ended December 31, 2012 and 2011, we did not recognize any revenue from our operations.  We do not expect to recognize revenues from our operations in 2013, as management is focused on raising sufficient capital to fund the further development of our company.

During the year ended December 31, 2012, we recognized operational expenses of $46,396 compared to $172,682 during the year ended December 31, 2011.  The decrease of $126,286 or 73% was the result of reduced professional fees.

We expect that these expenses to increase during 2013 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Material Changes in Financial Condition

From December 31, 2011 to December 31, 2012 cash and cash equivalents decreased from $522 to $134.  Total current liabilities increased from $226,993 to $272,131.  The increase in total current liabilities of $45,138 was attributable to increases in accounts payable of $13,722, accrued payroll of $14,285, and accrued interest of $17,131.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2012, we had a working capital deficit of $271,997 as compared to a working capital deficit of $226,471 at December 31, 2011. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased $45,138 at December 31, 2012 from December 31, 2011 primarily related to an increase in accounts payable of approximately $13,722, an increase in accrued payroll of $14,285, and an increase in accrued interest on our various debt obligations of $17,131.

As of December 31, 2012 we have $251,924 principal amount and $42,148 of accrued interest due under the terms of various promissory notes.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the year ending December 31, 2012 was $388 as compared to net cash used in operating activities of $50,464 for the year ending December 31, 2011.  During the year ending December 31, 2012, net cash used in operating activities included increases in accounts payable and accrued expenses.  We did not generate or use any cash from investing activities as of December 31, 2012 and 2011.  Net cash provided by financing activities in each of the year ended December 31, 2011, reflects proceeds from shareholder advances and related party line of credit facility. We did not generate or use any cash from financing activities as of December 31, 2012.

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 583-2263

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Atomic Paintball, Inc.
(A Development Stage Company)
Southlake, Texas

We have audited the accompanying balance sheets of Atomic Paintball, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Paintball, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2013 raise substantial doubt about its ability to continue as a going concern. The 2012 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
/s/ LBB & Associates Ltd., LLP
Houston, Texas
July 7, 2014

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,
	2012	2011
Current Assets
Cash & cash equivalents	$134	$522

TOTAL ASSETS	$134	$522

Current Liabilities

Accounts Payable	$165,939	$152,217
Accrued payroll	52,198	37,913
Accrued Interest	42,148	25,017
Note payable - related party	11,846	11,846
	272,131	226,993

Convertible note payable - related party	143,733	143,733
Line on credit - related party	96,345	96,345
Total Liabilities	512,209	467,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value;
400,000 shares authorized
no shares issued and outstanding
at December 31, 2012 and December 31, 2011	-	-
Common Stock, no par value: 10,000,000 shares authorized,
4,418,549 and 4,378,549 shares issued and outstanding
at December 31, 2012 and December 31, 2011, respectively	629,790	611,790
Additional paid in capital	204,218	204,218
Deficit accumulated during the development stage.	(1,346,083)	(1,282,557)
	(512,075)	(466,549)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$134	$522

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
			(May 8, 2001)
	For the Years Ended		Through
	December 31,		December 31,
	2012	2011	2012
			(Unaudited)
OPERATING EXPENSES

General and Administrative	$46,396	$172,682	$1,271,471
Depreciation and amortization	-	-	6,835

Total Operating Expenses	46,396	172,682	1,278,306

OPERATING LOSS	(46,396)	(172,682)	(1,278,306)

OTHER INCOME (EXPENSE)
Interest Expense	(17,130)	(12,886)	(67,777)

Loss before Income Taxes	(63,526)	(185,568)	(1,346,083)

Income tax expense	-	-	-

NET LOSS	$(63,526)	$(185,568)	$(1,346,083)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic & Diluted	4,415,981	4,291,919

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2012

						Accumulated
						deficit during
	Preferred Stock		Paid in	Common Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage	Total
	#	$		#	$	$	$

Balance at May 8, 2001 (date of inception)	-	-	-	-	-	-	-
Issuance of common stock for cash on May 8, 2000 at $0.005 per share	-	-	-	200,000	1,000	-	1,000
Issuance of common stock for services on June 20, 2001 at $0.01 per share	-	-	-	600,000	6,000	-	6,000
Net loss for the period from inception (May 8, 2001) through December 31, 2001	-	-	-	-	-	(6,815)	(6,815)
Balance at December 31, 2001 (Unaudited)	-	-	-	800,000	7,000	(6,815)	185
Net loss for the year ended December 31, 2002	-	-	-	-	-	(4,155)	(4,155)
Balance at December 31, 2002 (Unaudited)	-	-	-	800,000	7,000	(10,970)	(3,970)
Issuance of Series A Convertible Preferred Stock for cash during October and November 2003 at $0.25 per share	116,000	29,000	-	-	-	-	29,000
Net loss for the year ended December 31, 2003	-	-	-	-	-	(47,656)	(47,656)
Balance at December 31, 2003 (Unaudited)	116,000	29,000	-	800,000	7,000	(58,626)	(22,626)
Issuance of Series A Convertible Preferred Stock for cash during February 2004 at $0.25 per share	184,000	46,000	-	-	-	-	46,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	(62,156)	(62,156)
Balance at December 31, 2004 (Unaudited)	300,000	75,000	-	800,000	7,000	(120,782)	(38,782)
Net loss for the year ended December 31, 2005	-	-	-	-	-	(6,148)	(6,148)
Balance at December 31, 2005 (Unaudited)	300,000	75,000	-	800,000	7,000	(126,930)	(44,930)
Issuance of common stock for services on August 31, 2006 at $0.042857 per share	-	-	-	2,780,376	119,159	-	119,159
Issuance of common stock in settlement of debt on September 8, 2006 at $0.042857 per share	-	-	-	323,080	13,846	-	13,846
Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis during September 2006	(112,000)	(28,000)	-	224,000	28,000	-	-
Issuance of common stock for services on December 1, 2006 at $0.042857 per share	-	-	-	100,000	4,286	-	4,286
Issuance of common stock for services on December 8, 2006 at $0.042857 per share	-	-	-	100,000	4,286	-	4,286
Issuance of common stock for services on December 18, 2006 at $0.042857 per share	-	-	-	150,000	6,429	-	6,429
Issuance of common stock in settlement of debt on September 8, 2006 at $0.042857 per share	-	-	-	697,674	30,000	-	30,000
Issuance of common stock for services on December 22, 2006 at $0.042857 per share	-	-	-	100,000	4,286	-	4,286
Net loss for the year ended December 31, 2006	-	-	-	-	-	(200,182)	(200,182)
Balance at December 31, 2006 (Unaudited)	188,000	47,000	-	5,275,130	217,290	(327,112)	(62,822)

Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis during September 2006	(144,000)	(36,000)	-	288,000	36,000	-	-
Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis on February 5, 2007	(36,000)	(9,000)	-	72,000	9,000	-	-
Issuance of common stock in settlement of debt on September 8, 2006 at $0.042857 per share	-	-	-	697,674	30,000	-	30,000
Issuance of common stock for cash in April 2007 at $0.125 per share	-	-	-	400,000	50,000	-	50,000
Issuance of common stock for cash on May 2007 at $0.125 per share	-	-	-	400,000	50,000	-	50,000
Issuance of common stock for cash in November 2007 at $0.125 per share	-	-	-	40,000	5,000	-	5,000
Issuance of common stock for services in November 2007 at $0.125 per share	-	-	-	300,000	37,500	-	37,500
Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis on February 5, 2007	(8,000)	(2,000)	-	16,000	2,000	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(166,969)	(166,969)
Balance at December 31, 2007 (Unaudited)	-	-	-	7,488,804	436,790	(494,082)	(57,292)
Net loss for the year ended December 31, 2008	-	-	-	-	-	(112,773)	(112,773)
Balance at December 31, 2008 (Unaudited)	-	-	-	7,488,804	436,790	(606,855)	(170,065)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(181,557)	(181,557)
Balance at December 31, 2009	-	-	-	7,488,804	436,790	(788,412)	(351,622)
Cancellation on common stock	-	-	-	(3,530,255)	-	-	-
Common stock issued for services at $.50 per share	-	-	-	20,000	10,000	-	10,000
Common stock issued to Directors at $.40 per share	-	-	-	200,000	80,000	-	80,000
Common stock to be issued for Officers fees at $.40 per share	-	-	33,000	-	-	-	33,000
Capital contribution of services	-	-	4,000	-	-	-	4,000
Forgiveness of amounts owed to related party	-	-	199,218	-	-	-	199,218
Net Income for the year ended December 31, 2010	-	-	-	-	-	(308,577)	(308,577)
Balance at December 31, 2010	-	-	236,218	4,178,549	526,790	(1,096,989)	(333,981)
Common stock issued for Officers fees at $.40 per share	-	-	(33,000)	100,000	40,000	-	7,000
Common stock issued for Officers fees at $.45 per share	-	-	-	100,000	45,000	-	45,000
Capital contribution of services	-	-	1,000	-	-	-	1,000
Net Income for the year ended December 31, 2011	-	-	-	-	-	(185,568)	(185,568)
Balance at December 31, 2011	-	-	204,218	4,378,549	611,790	(1,282,557)	(466,549)
Common stock issued for Officers fees at $.45 per share	-	-	-	40,000	18,000	-	18,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	(63,526)	(63,526)
Balance at December 31, 2012	-	-	$204,218	4,418,549	$629,790	$(1,346,083)	$(512,075)

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMEMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			FROM INCEPTION
			(May 8, 2001)
	For the Years Ended		THROUGH
	December 31,		December 31,
	2012	2011	2012
CASH FLOW FROM OPERATING ACTIVITIES			(Unaudited)

NET LOSS	$(63,526)	$(185,568)	$(1,346,083)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
Depreciation	-	-	6,835
Loss on Disposal of Fixed Assets	-	-	3,464
Issuance of Common Stock For Services	18,000	52,000	374,944
Capital contribution of services	-	1,000	5,000
Gain on Settlement of Liabilities	-	-	(13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
Decrease in prepaid expenses	-	6,699	-
Increase in accounts payable	13,722	18,061	338,272
Increase in accrued expenses	31,416	57,344	110,503
Total Cash Flow Used In Operating Activities	(388)	(50,464)	(520,665)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(10,299)
Total Cash Flow Used In Investing Activities	-	-	(10,299)

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Loans From Shareholders	-	-	299,197
Advances Under Line of Credit - Related Party	-	50,901	50,901
Net Proceeds from Issuance of Common Stock	-	-	106,000
Net Proceeds from Issuance of Preferred Stock	-	-	75,000
Total Cash Flow Provided By Financing Activities	-	50,901	531,098

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(388)	437	134

Cash and Cash Equivalents at the beginning of the period	522	85	-
Cash and Cash Equivalents at the end of the period	$134	$522	$134

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$207
Cash paid for income tax	$-	$-	$-
Conversion of accounts payable to long term debt	$-	$-	$143,733
Forgivesness of amounts owed to related party	$-	$-	$199,218
Conversion of preferred stock to common stock	$-	$-	$75,000
Reclass of due to related party balance to line of credit - related party	$-	$-	$46,845

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2012 and 2011

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Atomic Paintball, Inc. (the “Company”) is a development stage corporation incorporated on May 8, 2001 in the State of Texas. The Company plans to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its to be established facilities and through a website.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  The reclassification has no impact on net loss.

BASIS OF PRESENTATION

Development Stage Company

The Company has not earned any revenues from planned operations since inception.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company."  Among the disclosures required by Accounting Standards Codification (“ASC”) 915 Development Stage Entities are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.  The Company’s inception to date activities through December 31, 2012 is presented as unaudited, in accordance with written permission obtained by the Company from the Securities and Exchange Commission (“SEC”).

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible note payable – related party – December 31, 2011	$-	$-	$143,733

Convertible note payable – related party – December 31, 2012	$-	$-	$143,733

Stock Compensation

The Company follows FASB Accounting Standards Codification 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification 505 for share based payments to Non-Employees.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding as of December 31, 2012 and 2011.

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

The income tax benefit for the periods ending December 31, 2012 and 2011 was approximately $15,000 and $45,000, respectively, offset by change in valuation allowances of the same amount.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.

At December 31, 2012 the Company had an unused net operating loss carry over of approximately $1.3 million that is available to offset future taxable income.  It expires beginning 2026.  The Company’s historical losses may not be available to the Company due to recent change in control.  Any deferred tax assets available to the Company at December 31, 2012 would be offset by a valuation allowance of the same amount, resulting in a deferred tax amount of $0.

The Company has filed no income tax returns since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2012, the Company had incurred a net loss of $63,526.  Accumulated deficit from May 8, 2001 (date of inception) through December 31, 2012 totaled $1,346,083. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE

Our former President and then sole director, Barbara J. Smith, loaned us a total of $11,846 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of December 31, 2012 and 2011 accrued interest amounted to $7,129 and $6,356, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and was due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC has the right to convert all or part of the principal balance and accrued interest due under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. At December 31, 2012 and 2011, accrued interest amounted to $23,816 and $15,170, respectively.

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

On July 28, 2011, the Company entered into an Executive Employment Agreement with Don Mark Dominey, Chief Executive Officer, effective August 8, 2011, for a period of three (3) years and may be extended for additional one (1) year periods by written notice given by us to Mr. Dominey at least 60 days before the expiration of the term or the renewal term, as the case may be, unless the agreement shall have been earlier terminated pursuant to its terms. Mr. Dominey shall be (i) paid a base salary at an annual rate of one hundred thousand dollars ($100,000), (ii) entitled to an annual bonus equal to two percent (2%) of our annual revenues, payable monthly, not to exceed eighty thousand dollars ($80,000), and (iii) granted 240,000 shares of Atomic Paintball’s restricted common stock each year, accruing in increments of 20,000 shares each month of his term.  Each monthly allotment shall be fully vested and stock certificates will be made available to him, at his request, and will be provided by the company through the transfer agent in a reasonable amount of time to fulfill the transaction.  A significant portion of compensation expense for the year ended December 31, 2012 comprised of $14,285 for salary and $18,000 ($.45 per share) for the 40,000 shares of common stock owed to Mr. Dominey.

On February 21, 2012, Don Mark Dominey resigned from our Board of Directors and as our Chief Executive Officer; our Board appointed Mr. Darren C. Dunckel as Chief Executive Officer and Chairman of the Board.

NOTE 7 - REVOLVING LINE OF CREDIT – RELATED PARTY

On July 13, 2011, the Company entered into an 8% revolving line of credit with J.H. Brech LLC, a related party, to provide access to funding for its operations up to $500,000. The principal hereof outstanding and any unpaid accrued interest thereon shall be due and payable on the date which is the earlier of (i) three years from the date of this Note, or (ii) the date on which the Company receives at least $1.5 million in gross proceeds through one or a series of transactions (the "Maturity Date"). This Note shall bear interest on the unpaid principal balance from time to time outstanding, until paid, at the rate of eight percent (8%) per annum. Interest shall be payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.

As of December 31, 2012 and 2011, we owed $96,345 principal and accrued interest of $11,203 and $3,491, respectively.  Funding under this line of credit is presently in abeyance.  Management expects funding will restart in the next several months.  In the meantime, management is evaluating other, short-term, related party financing.

Interest is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and accrued interest is due on July 13, 2014.  At our sole discretion, we can pay the interest in shares of our common stock valued as follows:

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

NOTE 8 - STOCKHOLDERS' DEFICIT

Preferred Stock

We are authorized to issue up to 2,000,000 shares of preferred stock, no par value at the sole discretion of our Board of Directors in such series, and with such designations, rights, preference and restrictions, as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock.  In October 2003, our Board of Directors created a series of 400,000 shares of Series A Convertible Preferred Stock.  During the years ended December 31, 2003 and 2004, the Company sold 300,000 shares of Series A Convertible Preferred Stock for a total of $75,000 at a purchase price of $0.25 per share.  During the years ended December 31, 2006 and 2007 the Company converted the each share of Series A Convertible Preferred Stock into two shares of common stock.  At December 31, 2012 and 2011, there are no shares of Series A Convertible Preferred Stock issued and outstanding and no other series of preferred stock has been designated.

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

During the year ended December 31, 2012, the Company issued 40,000 shares of common stock valued at $18,000 to Mr. Dominey pursuant to our consulting agreement with him.

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

2010 Stock Option and Award Incentive Plan

The 2010 Plan was approved by our stockholders at our 2010 annual meeting in June 2010.  The 2010 Plan provides for the grant of stock options to our directors, officers, employees, consultants, and advisors and is administered by a committee consisting of members of the Board of Directors, or in its absence, the Board of Directors.  The 2010 Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  Proportionate adjustments will be made to the number of shares of common stock subject to the 2010 Plan in the event of any change in our capitalization affecting our common stock, such as a stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification.  The Board or the committee, subject to Board approval, may also provide additional anti-dilution protection to a participant under the terms of such participant's option agreement or otherwise.  Shares of common stock subject to option grants that are canceled, terminated, or forfeited will again be available for issuance under the 2010 Plan. As of December 31, 2012 there were no options or other grants outstanding under the 2010 Plan.

2003 Stock Incentive Plan

Our Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003.  The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.  A total of 2,000,000 shares of our common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan.  As of December 31, 2012 there are no options or other grants outstanding under the 2003 Plan.

NOTE 9.            COMMITMENTS AND CONTINGENCIES

At management’s option, the Company has the right to convert $94,362 of legal invoices included in accounts payable to common stock at the price of $.50 per share. As of the date of this Report, management has not exercised the right.

Management is not aware of any pending or threatened litigation involving the Company.

NOTE 10.           SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of the audited financial statements. During this period, the Company did not have any material recognizable subsequent events.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Larry O'Donnell, CPA, PC, formerly the independent registered public accountant for our company, resigned as our independent registered public accountant on October 26, 2010, purportedly due to his resigning from public audit work. We subsequently learned that the Public Company Accounting Oversight Board (PCAOB) revoked the registration of Larry O’Donnell, CPA, PC effective December 14, 2010 because of noncooperation with an investigation by the PCAOB. In connection with this action, Mr. O’Donnell was permanently barred from being an associated person of a registered public accounting firm and a civil money penalty of $75,000 was imposed. As a result of the revocation of registration of Larry O’Donnell, CPA, PC by the PCAOB, we may not include its audit reports in our filings with the Securities and Exchange Commission. Accordingly, we requested that the successor audit firm re-audit our 2009 financial statements and its report on our 2010 financial statements was included in our Annual  Report on Form 10-K for the fiscal year ended December 31, 2011.

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

During our two most recent fiscal years and the subsequent interim periods prior to retaining LBB & Associates Ltd., LLP neither we nor anyone on our behalf consulted LBB & Associates Ltd., LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K and LBB & Associates Ltd., LLP did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 due to the existence of the material weaknesses as of December 31, 2012, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

•
Failure to timely file reports due under the Securities Exchange Act of 1934, as amended.  Failure to timely file all period reports on Form 10-K and Form 10-Q. As of the date of this filing, we failed to timely file our Annual Reports on Form 10-K for years ended December 31, 2011, December 31, 2012 and December 31, 2013, and Quarterly Reports on Form 10-Q for quarters ended March 31, 2012, June 30, 2012, September 30, 2012, March 31, 2013, June 30, 2013, September 30, 2013, and March 31, 2014.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the December 31, 2012 fiscal period.

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

Changes in Internal Control Over Financial Reporting

We are currently undertaking a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2014, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.
PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers as of July 10, 2014.  On February 21, 2012, Don Mark Dominey resigned from our Board of Directors and as our Chief Executive Officer; our Board appointed Mr. Darren C. Dunckel as Chief Executive Officer and Chairman of the Board. There were no disagreements between Mr. Dominey and our company that led to his resignation. On March 16, 2012, Steven W. Weathers resigned as a director of the Company.  There were no disagreements between Mr. Weathers and our Company that led to his resignation.  On March 16, 2012, Messrs. John Stone and Doug Schmidt were elected by the board to serve as directors of the Company.  On June 25, 2014, Messrs.  Stone and Schmidt submitted their resignations as directors of the Company. There were no disagreements between Mr. Stone and our Company, or between Mr. Schmidt and our Company, that led to their resignations. As of the date of this filing, Mr. Dunckel is the sole director of the Company.

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

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2012; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the SEC initial reports of ownership and reports of changes of ownership of such registered securities.

During our review process, we realized the persons noted below failed to comply with such requirements during our fiscal year ended December 31, 2012. It seems such persons failed to file their Initial Statement of Beneficial Ownership on Form 3, then in light of their failure to report changes in such beneficial ownership on a Form 4, failed to file an Annual Statement of Changes in Beneficial Ownership on a Form 5 regarding such holdings and transactions that should have been so reported in the previous year. We have reminded these persons about their obligations and it is our understanding that if they have not already, they will file all beneficial ownership forms required to date in the coming weeks.

The table below accounts for the Form 3, Form 4 and Form 5s of each person subject to Section 16(a).

Name	# of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Darren Dunckel	0	0	0
John Stone	1	1	1
Douglas Schmidt	1 (1)	1	1
(1) As of the date of this Report, we believe this person has filed all forms required pursuant to Section 16(a).

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees, Chief Executive Officer and senior financial officers. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee which violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment.   Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

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

The Code of Ethics also subjects our Chief Executive Officer and senior financial officers to specific policies regarding:

• disclosures made in our filings with the Securities and Exchange Commission;
• deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls;
• conflicts of interests; and
• knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

Our codes of ethics are attached as exhibits to this Form.  Additionally, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct, the Code of Ethics and/or the Code of Ethics for Financial Professionals, by written request to, 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas  76092.

ITEM 11.             EXECUTIVE COMPENSATION.

The following discussion summarizes all compensation awarded to, earned by, or paid to our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company as of December 31, 2012, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2012 and 2011.

We did not issue any compensation exceeding $100,000 in the last two fiscal years.  Our sole officer during fiscal 2011, Mr. Dominey, received stock awards valued at $33,000 during fiscal 2011, but otherwise has not received any compensation for the services he provided to us as Chief Executive Officer; he has only received shares of our common stock as compensation for services he rendered as a member of our Board of Directors.  As of the date of this Report, we have not determined the amount of compensation to be paid to Mr. Dunckel for his services as our Chief Executive Officer.  We continue to negotiate his compensation package and expect to finalize the terms in the near future.

In February 2010, we entered into a Consulting Agreement with Mr. Dominey under which he agreed to serve as our Chief Executive Officer.  The term of the agreement is from month to month and may be terminated by either party upon 10 days' notice.  As compensation for his services to us under this agreement, Mr. Dominey was entitled to earn equity equivalent to 100,000 shares of our common stock valued at $40,000 with reasonable restrictions.  Pursuant to the agreement, in February 2011, we issued his designees 100,000 shares valued at $40,000.  The agreement also entitled Mr. Dominey to reimbursement for all reasonable travel, entertainment and other business expenses incurred by him in providing the services to us.  The agreement contained customary cross indemnification, confidentiality and non-compete provisions.  This agreement may be amended or revised at any time upon the determination of our Board of Directors.

On July 28, 2011, we entered into an Executive Employment Agreement with Mr. Dominey, effective August 8, 2011, for a period of three (3) years, although it could be extended for additional one (1) year periods by written notice given by us to Mr. Dominey at least 60 days before the expiration of the term or the renewal term, as the case may be, unless the agreement shall have been earlier terminated pursuant to its terms. The Employment Agreement replaced his Consulting Agreement referenced above.  Pursuant to the Employment Agreement, Mr. Dominey shall be (i) paid a base salary at an annual rate of one hundred thousand dollars ($100,000), (ii) entitled to an annual bonus equal to two percent (2%) of our annual revenues, payable monthly, not to exceed eighty thousand dollars ($80,000), and (iii) granted 240,000 shares of our common stock each year, accruing in increments of 20,000 shares each month of his term. Each monthly allotment shall be fully vested and stock certificates will be made available to him, at his request. As of February 21, 2012, the date Mr. Dominey resigned as CEO, we had accrued $52,198 of salary for Mr. Dominey, all of which has not been paid.

Outstanding Equity Awards at Fiscal Year-End

Neither Mr. Dunckel nor Mr. Dominey, the only persons required to be included in the outstanding equity awards table for fiscal 2012, had any outstanding equity awards that are required to be reported in such table for the fiscal year covered by this Report.

Stock Option Plans

Below is a summary of the principal provisions of the two plans and does not purport to be complete.  Reference is made to the full text of each of the plans, which are attached as Exhibit 4.4 and 4.5 to this Report.

2003 Stock Incentive Plan

Our Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003.  The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.  A total of 2,000,000 shares of our common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan.  As of December 31, 2012 there are no options or other grants outstanding under the 2003 Plan.

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

2010 Stock Option and Award Incentive Plan

The 2010 Plan was approved by our stockholders at our 2010 annual meeting in June 2010.  The 2010 Plan provides for the grant of stock options to our directors, officers, employees, consultants, and advisors and is administered by a committee consisting of members of the Board of Directors, or in its absence, the Board of Directors.  The 2010 Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  Proportionate adjustments will be made to the number of shares of common stock subject to the 2010 Plan in the event of any change in our capitalization affecting our common stock, such as a stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification.  The Board or the committee, subject to Board approval, may also provide additional anti-dilution protection to a participant under the terms of such participant's option agreement or otherwise.  Shares of common stock subject to option grants that are canceled, terminated, or forfeited will again be available for issuance under the 2010 Plan. As of December 31, 2012 there were no options or other grants outstanding under the 2010 Plan.

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

Director Compensation

On December 3, 2009 we entered into a director agreement with Mr. Dominey, which was for an initial one year term and continues automatically for as long as the individual remains a member of our Board.  Under the terms of the agreement, Mr. Dominey is entitled to receive a fee of $500 per quarter and to be reimbursed for reasonable business expenses incurred in the performance of his duties as a member of our Board of Directors.  We agreed to indemnify Mr. Dominey to the extent permitted under our Articles of Incorporation and Bylaws, and the applicable laws of the State of Texas.  We granted Mr. Dominey 100,000 shares of our common stock valued at $80,000 as additional compensation when we entered into the agreement.

We do not have any formal written agreements with any of our other directors.

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Darren Dunckel	-	-	-	-	-	-	-
John Stone	2,000	-	-	-	-	-	2,000
Douglas Schmidt	2,000	-	-	-	-	-	2,000

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of July 10, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of July 10, 2014, we had 4,418,549 shares of Common Stock issued and outstanding and 0 shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of July 10, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 10, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Darren Dunckel	-	-%
All officers and directors as a group (one person)	-	-%
J.H. Brech, LLC(1)	493,725(2)	13.22%
David J. Cutler (3)	395,469	9.03%
Mark Margolis(4)	400,000	9.14%
Jeffrey L. Perlmutter(5)	600,000	13.7%
Mark A. Armstrong (6)	300,000	6.85%

(1)           Sometime following the year ended December 31, 2011, Mr. Harry McMillan ("McMillan") became the majority owner of JHB and the CE McMillan Family Trust (the "CE Trust") became the managing member of JHB, with sole voting and dispositive control over shares held by JHB; McMillan is trustee of the CE Trust.  Mr. McMillan is the Trustee for the benefit of his wife, Christy McMillan and their children, who also own shares of our common stock and therefore, McMillan and the CE Trust may be deemed to beneficially own such shares.  Each disclaims beneficial ownership of such shares.

(2)           This amount includes: 175,921 shares of common stock and 317,804 shares issuable upon the conversion of $143,733 principal amount and approximately $15,169 of accrued interest as of December 31, 2011 due under a convertible promissory note which is convertible into shares of our common stock at a conversion price of $0.50 per share.

(3)           Mr. Cutler’s address is 2460 W 26 Street, Suite 380-C, Denver, CO  80220.

(4)           Mr. Margolis’ address is 3395 Forest Trace Drive, Dacula, GA  30019.

(5)           Mr. Perlmutter’s address is 279 Moraine Road, Highland Park, IL  60035.

(6)           Mr. Armstrong’s address is 1902 Hunter Ridge Drive, Grapevine, TX  76051.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants a nd rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category

Plans approved by our shareholders:
2010 Stock Option and Award Incentive Plan	-	n/a	2,000,000
2003 Stock Option and Award Incentive Plan	-	n/a	2,000,000

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2012  involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Our first President and then sole director, Barbara J. Smith, loaned us a total of $11,864 for working capital.  This loan, which is evidenced by a promissory note dated July 1, 2003, bears interest at an annual rate of 6.5% and it matured on July 15, 2004. In lieu of repayment of the principal and interest, Ms. Smith had the right to elect to receive 43,600 shares of our common stock.  This loan was not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  As of December 31, 2012, we owed $11,864 under this note which includes the principal and $7,128 of accrued interest.

On February 18, 2010, we entered into a Consulting Agreement with J.H. Brech, LLC ("JHB") a principal stockholder of our company.  Under the terms of the agreement, JHB consults with us on a variety of matters including strategic planning, business development, internal capital structuring, and the structuring of debt or equity offerings, together with providing other advice we may request.  The agreement remains in effect until terminated by either party upon a breach of the agreement.  In 2011, the Company converted the balance owed to JHB of $45,444 into a revolving line of credit.  The agreement contains customary confidentiality provisions.

As of December 31, 2012, we owed JHB $143,733 which represented funds it had advanced to us for working capital.  On March 29, 2010, we issued a Commercial Promissory Note in the principal amount of $143,733 to JHB evidencing this obligation.  The note, which bears interest at 6% per annum, was due on March 29, 2012. Currently the note is still outstanding and accruing interest.  At the option of the holder, the principal and accrued interest due under this note is convertible into shares of our common stock at a conversion price of $0.50 per share.  As of December 31, 2012, we owed $143,733 under this note which includes the principal and $23,816 of accrued interest.

Mr. Dominey and our former director, Mr. Weathers, each waived the director fees due them for the period ended September 30, 2011 and the Company recorded that amount as a capital contribution of $1,000 in services.

On July 13, 2011, we entered into an 8% revolving line of credit with JHB to provide access to funding for our operations up to $500,000. As of December 31, 2012 we owed $96,345 and accrued interest of $11,203. Funding under this line of credit are presently in abeyance. Management expects funding will restart in the next several months. In the meantime, management is evaluating other, short-term, related party financing.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2012 and 2011.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2012 and 2011.

	2012	2011

Audit Fees	$15,000	$19,516
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$15,000	$19,516

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2012 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
4.1	Certificate of Designations of Series A Convertible Preferred Stock dated October 9, 2003 (1)
4.2	Specimen common stock certificate (1)
4.3	Promissory Note in the principal amount of $10,900 dated July 1, 2003 to Barbara J. Smith (1)
4.4	2003 Stock Incentive Plan (1)
4.5	2010 Stock Option and Award Incentive Plan (2)
10.1	Form of Executive Employment Agreement by and between Atomic Paintball, Inc. and Don Mark Dominey (3)
14.1	Code of Business Conduct and Ethics*
16.1	Letter dated November 15, 2010 from Larry O’Donnell CPA P.C. (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	XBRL+

*           filed herewith
+           to be filed via amendment

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on February 27, 2004.
(2)	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A as filed with the SEC on May 17, 2010.
(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on September 14, 2011.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 18, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atomic Paintball, Inc.
July 10, 2014	By: /s/ Darren C. Dunckel Darren C. Dunckel, Chief Executive Officer, Principal Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Darren C. Dunckel Darren C. Dunckel	Chief Executive Officer, President, Director, principal executive officer and principal financial and accounting officer	July 10, 2014