Form 10-K/A
period 2012-12-31
ATOMIC PAINTBALL INC
filed 2014-07-15
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1
to
FORM 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [   ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [  ] No

As of July 10, 2014, the Registrant has 4,418,549 shares of common stock issued and outstanding.

Explanatory Note

Atomic Paintball, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on July 10, 2014 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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

ATOMIC PAINTBALL, INC.

Dated: July 15, 2014	By:	/s/ Darren C. Dunckel
Darren C. Dunckel
Chief Executive Officer, and Principal Financial and Accounting Officer