Form 10-Q
period 2013-09-30
ATOMIC PAINTBALL INC
filed 2014-07-21
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of July 21, 2014, the Registrant has 4,418,549 shares of common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Atomic Paintball,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “Third Quarter 2013” refers to the nine months ended September 30, 2013, “Third Quarter 2012” refers to the nine months ended September 30, 2012, and “2012” refers to the year ended December 31, 2012.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2013	2012
Current Assets
Cash & cash equivalents	$-	$134

TOTAL ASSETS	$-	$134

Current Liabilities
Accounts payable and accrued liabilities	$186,058	$165,939
Accrued payroll	52,198	52,198
Accrued interest	54,938	42,148
Note payable - related party	11,846	11,846
Total current liabilities	305,040	272,131

Long-Term Liabilities
Convertible note payable - related party	143,733	143,733
Line on credit - related party	96,345	96,345
Total long-term liabilities	240,078	240,078

TOTAL LIABILITIES	545,118	512,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value;
400,000 shares authorized
no shares issued and outstanding
at September 30, 2013 and December 31, 2012	-	-
Common Stock, no par value: 10,000,000 shares authorized,
4,418,549 shares issued and outstanding
at September 30, 2013 and December 31, 2012	629,790	629,790
Additional paid in capital	204,218	204,218
Deficit accumulated during the development stage.	(1,379,126)	(1,346,083)
	(545,118)	(512,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$134

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
					(May 8, 2001)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
OPERATING EXPENSES
General and Administrative	$1,331	$2,215	$20,253	$43,678	$1,291,724
Depreciation and amortization	-	-	-	-	6,835
Total Operating Expenses	1,331	2,215	20,253	43,678	1,298,559

OPERATING LOSS	(1,331)	(2,215)	(20,253)	(43,678)	(1,298,559)

OTHER INCOME (EXPENSE)
Interest Expense	(4,310)	(4,293)	(12,790)	(12,820)	(80,567)

Loss before Income Taxes	(5,641)	(6,508)	(33,043)	(56,498)	(1,379,126)

Income tax expense	-	-	-	-	-

NET LOSS	$(5,641)	$(6,508)	$(33,043)	$(56,498)	$(1,379,126)

NET LOSS PER COMMON SHARE
Basic & Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
Basic & Diluted	4,418,549	4,418,549	4,418,549	4,418,549

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMEMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception
			(May 8, 2001)
	For the Nine Months Ended		Through
	September 30,		September 30,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS	$(33,043)	$(56,498)	$(1,379,126)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation	-	-	6,835
Loss on Disposal of Fixed Assets	-	-	3,464
Issuance of Common Stock For Services	-	18,000	374,944
Capital contribution of services	-	-	5,000
Gain on Settlement of Liabilities	-	-	(13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
Increase in accounts payable and accrued liabilities	20,119	11,121	358,391
Increase in accrued interest	12,790	27,105	123,293
Total Cash Flow Provided By (Used In) Operating Activities	(134)	(272)	(520,799)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(10,299)
Total Cash Flow Used In Investing Activities	-	-	(10,299)

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Loans From Shareholders	-	-	300,598
Advances Under Line of Credit - Related Party	-	-	49,500
Net Proceeds from Issuance of Common Stock	-	-	106,000
Net Proceeds from Issuance of Preferred Stock	-	-	75,000
Total Cash Flow Provided By Financing Activities	-	-	531,098

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(134)	(272)	-

Cash and Cash Equivalents at the beginning of the period	134	522	-
Cash and Cash Equivalents at the end of the period	$-	$250	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$207
Cash paid for income tax	$-	$-	$-
Conversion of accounts payable to long term debt	$-	$-	$143,733
Forgivesness of amounts owed to related party	$-	$-	$199,218
Conversion of preferred stock to common stock	$-	$-	$75,000
Reclass of due to related party balance to line of credit - related party	$-	$-	$46,845

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

During the nine months ended September 30, 2013 and 2012, we focused on completing those actions necessary to the implement our business plan.

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible note payable – related party – December 31, 2012	$-	$-	$143,733
Convertible note payable – related party – September 30, 2013	$-	$-	$143,733

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

NOTE 2. GOING CONCERN.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. For the period ended September 30, 2013, the Company had incurred a net loss of $33,043. Accumulated deficit from May 8, 2001 (date of inception) through September 30, 2013 totaled $1,379,126. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. NOTES PAYABLE

Our former President and then sole director, Barbara J. Smith, loaned us a total of $11,846 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of September 30, 2013 and December 31, 2012 accrued interest amounted to $7,704 and $7,129 respectively.

NOTE 4. RELATED PARTY TRANSACTIONS.

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and was due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC has the right to convert all or part of the principal balance and accrued interest due under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. As of September 30, 2013 and December 31, 2012, accrued interest amounted to $30,267 and $23,816 respectively.

On July 28, 2011, the Company entered into an Executive Employment Agreement with Don Mark Dominey, Chief Executive Officer, effective August 8, 2011, for a period of three (3) years and may be extended for additional one (1) year periods by written notice given by us to Mr. Dominey at least 60 days before the expiration of the term or the renewal term, as the case may be, unless the agreement shall have been earlier terminated pursuant to its terms. Mr. Dominey shall be (i) paid a base salary at an annual rate of one hundred thousand dollars ($100,000), (ii) entitled to an annual bonus equal to two percent (2%) of our annual revenues, payable monthly, not to exceed eighty thousand dollars ($80,000), and (iii) granted 240,000 shares of Atomic Paintball’s restricted common stock each year, accruing in increments of 20,000 shares each month of his term.  Each monthly allotment shall be fully vested and stock certificates will be made available to him, at his request, and will be provided by the company through the transfer agent in a reasonable amount of time to fulfill the transaction.  As of September 30, 2013, the Company recorded an accrual of $52,198 for salary owed to Don Mark Dominey. On February 21, 2012, Don Mark Dominey resigned as the Company’s Chief Executive Officer to facilitate the hiring of Darren C. Dunckel.  The Board then appointed Mr. Dunckel as Chief Executive Officer and Chairman of the Board.  There were no disagreements between Mr. Dominey and our Company that led to his resignation.

NOTE 5. REVOLVING LINE OF CREDIT – RELATED PARTY

On July 13, 2011, the Company entered into an 8% revolving line of credit with J.H. Brech LLC, a related party, to provide access to funding for its operations up to $500,000.  As of September 30, 2013 and December 31, 2012 we owed $96,345 in principal and accrued interest of $16,967 and $11,203 respectively.  Funding under this line of credit is presently in abeyance, but management expects funding will restart in the next several months.  In the meantime, management is evaluating other, short-term, related party financing, although as of the date of this Report, no definitive agreements have been entered into for any additional financing.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2012.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

We reported a net loss of $33,043 for the nine months ended September 30, 2013 and we have incurred net losses of approximately $1.4 million since inception through September 30, 2013.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

Plan of Operations

To date, we have funded our activities through debt and equity financing, as well as through working capital advances from a related party.  Although we have entered into a $500,000 revolving line of credit provided to us by a related party, of which $96,345 was outstanding as of September 30, 2013, this credit line is not sufficient to fund all costs necessary to implement the first phase of our business model and our access to this line is presently in abeyance.  In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $500,000 in additional capital.  Given the development stage nature of our company and the current status of the capital markets and our designation as a shell company under Federal securities laws, there are no assurances we will be able to raise the necessary capital.  Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations.  However, assuming we are able to raise the capital, we expect to begin the launch of phase one of operating plans within six to nine months of receiving the capital.

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

Results of Operations

Our general and administrative expenses primarily include legal and accounting fees, transfer agent fees and non-cash compensation expense for our executive officer and independent director.  General and administrative expenses decreased for the three and nine months ended September 30, 2013 from the comparable periods in 2012 primarily as a result of decreased compensation, accounting, and legal fees.  We expect general and administrative expenses will increase once we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense represents a non-cash expense representing interest on a note payable in the principal amount of $11,846 due to a former officer which is presently past due, as well as interest on a related party convertible note payable in the principal amount of $143,733 which matured in March 2012, and interest on the related party revolving line of credit.  Interest expense for the three and nine months ended September 30, 2013 was $4,310 and $12,790 respectively, and $4,293 and $12,820 for the three and nine months ended September 30, 2012, respectively.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  As of September 30, 2013 we had a working capital deficit of $305,040 as compared to a working capital deficit of $271,997 at December 31, 2012.  Our total liabilities increased approximately 6.42% as of September 30, 2013 from December 31, 2012 primarily related to an increase in accounts payable and accrued liabilities and accrued interest.  Accounts payable and accrued liabilities increased approximately 12.12%.

Net cash used in operating activities in the nine months ended September 30, 2013 was $134 as compared to net cash used by operating activities of $272 in the nine months ended September 30, 2012.  During the period ended September 30, 2012, net cash used by operating activities included $18,000 in non-cash expense for stock-based compensation and an increase in accounts payable and accrued liabilities and accrued interest.  During the period ended September 30, 2013, net cash provided by operating activities principally included $32,909 in accounts payable and accrued liabilities and accrued interest.   We did not generate or use any cash from investing and financing activities in either the 2013 or the 2012 nine month periods covered by this Report.

We do not currently have any revenue producing operations and we are dependent upon availability under a $500,000 revolving line of credit extended to us by J.H. Brech LLC, a related party, in July 2011 to provide funds for our ongoing general and administrative expenses and satisfy our current obligations.  However, our access to this working capital line is currently in abeyance.  As of September 30, 2013 we owed J.H. Brech LLC $96,345 for advances under this credit line.  This credit line is not sufficient for the development of our operations.  We need to initially raise an additional $500,000 to fund the initial launch of our business plan.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock and our status as a shell company under Federal securities laws, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed in the Annual Report on Form 10K for the year ending December 31, 2012, there have not been any changes in our internal control over financial reporting, during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Atomic Paintball, Inc.

July 21, 2014	By: /s/ Darren C. Dunckel
Darren C. Dunckel, Chief Executive Officer and Principal Financial/Chief Accounting Officer