Form 10-K
period 2013-12-31
ATOMIC PAINTBALL INC
filed 2014-08-01
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
☐Yes ☒No

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
☒ Yes ☐ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $818,305.

As of August 1, 2014, the Registrant has 4,418,549 shares of common stock outstanding.

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

Unless specifically set forth to the contrary, when used in this Report the terms “Atomic PB,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2012” refers to the year ended December 31, 2012, and “2013” refers to the year ended December 31, 2013.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS.

Overview

Following the year ended December 31, 2013, our Board of Directors approved the Company’s pursuing a change in the Company’s business.  As of the date of this Report, Management is focusing on becoming a Digital Out Of Home (DOOH) media company; the Board is also considering changing the Company's name to one that better reflects its new business. During the fiscal year ended December 31, 2013, we were a development stage company attempting to own and operate paintball facilities and to provide services and products in connection with paintball sport activities. Notwithstanding their efforts, it became apparent to management that investors were not going to fund our initial paintball business plans to the extent required and without the necessary funding, the Company was unable to carry out its plans.  Accordingly, earlier this year in 2014, after realizing that the previous business model was not producing sufficient revenues to provide our shareholders with adequate return or capital to carry out our operations, we decided to change our operations to one that will hopefully provide more value to our shareholders than our prior business.  Although management is working on several acquisitions to stake a place within the media industry, if we do not receive adequate funding and are unable to complete the anticipated acquisitions, management will pursue another industry as its main goal is to provide value to our shareholders.  As of the date of this Report, we are in the very early stages of potential acquisition transactions; management is looking for potential acquisition targets, but has not entered into any formal agreements nor had any discussions with such targets.  As of the date of this Report, we have not generated any revenue and do not conduct any business.

Subject to the availability of sufficient capital, in no particular order of priority, over the next 12 months we plan to:

●	develop a comprehensive business plan for our new DOOH media business;
●	identify a management team of experienced DOOH media executives committed to implementing our proposed business plan;
●	seek to raise funding in an initial private placement;
●	develop list of criteria and a formal assessment process for identifying, evaluating and prioritizing potential acquisition targets;
●	enter into negotiations with the owners of potential acquisition targets; and
●	sign purchase agreements, subject to funding, to acquire our acquisition targets.

Consequently, it is our overall objective that at the end of the 12 month period following our receipt of sufficient capital, we will have developed a comprehensive business plan for a carefully selected acquisition, supported by a committed management team, as a basis to seek the funding necessary to complete proposed acquisitions within the media industry.  Our ability, however, to accomplish these goals is dependent upon our ability to raise substantial capital.  We do not have any commitments for capital and there are no assurances we will be able to raise the necessary capital, in which event we would be unable to continue to implement our business plan.

Even if we are successful in raising this initial capital, we do not anticipate generating any revenue until we have completed our first acquisition.   We have identified a few potential acquisition targets, but have not had any formal or informal discussions with the targets; after months of research and investigating, management has simply found a few companies that may be in a position to be acquired - but has not reached out to any such companies as of the date of this Report and therefore there can be no assurance that such companies are open to acquisition or if so, that we will be able to acquire them. In addition, there can be no assurances we will be able to successfully achieve any of these initial objectives during the next 12 months, or if we successfully achieve the initial objectives, that we will be able to raise the additional funding required.

Prior to changing our business earlier this year, our goal was to provide the opportunity for our customers to play the most innovative gaming scenarios at the highest quality facilities, purchase all paintball equipment and supplies they need and have the opportunity to eat, rehydrate and relax at one convenient paintball park.  However, even now we continue to employ many of the same strategies to implement our new business initiative, albeit in a new industry: 1) Identify a Management Team of Experienced Media Executives Committed to Implementing Our Proposed Business Plan; 2) Identify, Evaluate and Prioritize Potential Acquisition Targets; 3) Negotiate with the Owners of Potential Acquisition Targets; and 4) Sign Purchase Agreements to Acquire Our Acquisition Targets.

Competition

The DOOH media industry we are entering into is continually changing and very competitive, and we expect competition in this business to intensify in the future. If we fail to attract and retain a customer base we will not develop significant revenues or market share.  We will compete with a variety of existing DOOH media companies.

Intellectual property

We regard our trade secrets and similar intellectual property as valuable to our business, and we will rely on trade secret protection and confidentiality agreements we expect to enter into with our employees, partners and others to protect our proprietary rights.

Employees

As ofAugust 1, 2014, we had no full time employees.  Our executive officers provide certain services dedicated to current corporate and business development activities on an as needed part-time basis.

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

Until our Board of Directors approved the Company’s pursuing of a change in our business to a DOOH media company earlier this fiscal year, we operated as a development company trying to establish operations as a paintball company.

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

WE ARE DELINQUENT IN OUR REPORTING REQUIREMENTS UNDER SECTION 13(A) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "EXCHANGE ACT") AND IF WE DO NOT FILE ALL OF THE DELINQUENT REPORTS AS SOON AS POSSIBLE, THE SECURITIES AND EXCHANGE COMMISSION (THE "SEC") MAY COMMENCE AN ADMINISTRATIVE PROCEEDING AGAINST US UNDER SECTION 12(J) AND/OR 12(K) OF THE EXCHANGE ACT.

Due to capital constraints, we were not able to file the periodic reports required under Section 13(a) or 15(d) of the Exchange Act (the "Periodic Reports") since the Quarterly Report on form 10-Q for the quarter ended September 30, 2011.  In February 2014, we received a notice from the SEC advising us that if we cannot file all of the delinquent reports by the proposed date of June 30, 2014, we may be subject to an administrative proceeding to revoke the registration of our common stock pursuant to Section 12(j) of the Exchange Act and to a trading suspension of our common stock pursuant to Section 12(k) of the Exchange Act.  The SEC maintains the right however, to initiate such proceedings prior to the proposed deadline.  If either or both of those proceedings are brought against us, our common stock will be deregistered pursuant to Section 12(j) and our trading symbol will be revoked and therefore, no trading will be permitted in our stock.  We have been working diligently to resolve the deficiency and file all delinquent periodic reports as soon as possible. Although we have not filed all delinquent periodic reports by June 30, 2014, we have been making constant progress and  following the filing of this Report, all but the Quarterly Report on Form 10-Q for the quarter ending March 31, 2014 would have been filed. We have not received further notice from the SEC since June 30, 2014, but we cannot guarantee that the SEC will not initiate any related proceedings prior to the time when we are back to current with our filings.

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $1,386,192 as of December 31, 2013. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in developing revenue generating operations.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

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

WE HAVE NOT GENERATED ANY REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2013, we reported a net loss of $40,109 as compared to a net loss of $63,526 for the fiscal year ended December 31, 2012.  We had a working capital deficit of $286,096 at December 31, 2013.  We have not yet begun generating revenue from our operations and are dependent upon advances from a related party to pay our operating expenses and the continued development of our business plan.  There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

WE RECENTLY CHANGED OUR BUSINESS AND WE CANNOT GUARANTEE THE NEW BUSINESS WILL BE SUCCESSFUL.

In the first half of fiscal 2014, our Board of Directors approved the Company’s pursuing of a change in our business from a paintball business company to a DOOH media company. We have limited experience in DOOH media and therefore cannot guarantee that our new business will be successful. Additionally, if we are unsuccessful in the DOOH media industry, we may pursue other plans that are not known to us at this time.

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

WE ARE NOT CURRENT IN OUR SEC FILINGS AND THEREFORE NOT IN COMPLIANCE WITH FINRA RULE 6530; ACCORDINGLY, OUR SECURITIES WERE DELISTED FROM THE OTC BULLETIN BOARD.

Companies trading on the OTC Bulletin Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Securities and Exchange Commission, subject to a 30 day grace period. This Report was due on March 31, 2014 and all the periodic reports due from 2012 and prior to such time were filed late (collectively, the "Late Reports").  As a result, we are non-compliant with FINRA Rule 6530 and our securities were removed from the OTC Bulletin Board. Until we are compliant with FINRA Rule 6530 and can successfully re-list our securities on the OTC Bulletin Board - of which there can be no guarantee, the market liquidity for our securities will be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

WE ARE NOT CURRENT IN OUR SEC FILINGS AND THEREFORE NOT IN COMPLIANCE WITH OUR REPORTING OBLIGATIONS UNDER THE EXCHANGE ACT; ACCORDINGLY, OUR SECURITIES WERE REMOVED BY OTC MARKETS FROM THE TIER OF OCTQB AND ARE NOW LISTED ON THE TIER OF OTC PINK.

Our securities were listed on the OTCQB under the symbol “ATOC” prior to 2012. Due to our incompliance with our reporting obligations under the Exchange Act, our securities no longer meet the standards of OTCQB since 2012 and are now listed on OTC Pink under the same symbol.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred indebtedness totaling $552,384 as of December 31, 2013, which includes $163,003 in accounts payable and accrued liabilities, $52,198 in accrued payroll, accrued interest of $59,249 on our various debt obligations and accrued contingencies, $11,846 in notes payable which are past due, $143,733 in convertible notes payable to a related party which was due on March 29, 2012 and $122,355 on a line of credit to a related party.  We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable.  Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013 and 2012 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2013 and 2012. During its evaluation, as of December 31, 2013 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in this annual report on Form 10-K. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

IF A SUFFICIENT NUMBER OF CUSTOMERS DO NOT ACCEPT OUR PRODUCTS, OUR BUSINESS MAY NOT SUCCEED.

We cannot predict how the DOOH media market for our business will develop.  Our future revenue and revenue growth rates will depend in large part on our success in providing an information system, devices and mobile applications that are convenient, user friendly and cost effective.  If we fail to do so, our products will not achieve widespread market acceptance, and we may not generate sufficient revenue to offset our costs, product development and selling and marketing costs, which will hurt our business.

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

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT INVESTORS IN OUR STOCK.

Penny stocks are frequent targets of fraud or market manipulation. Patterns of fraud and abuse include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●
Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

OUR STOCK PRICE IS VOLATILE, WHICH COULD ADVERSELY AFFECT YOUR INVESTMENT.

Our stock price, like that of other business development companies, is highly volatile. Our stock price may be affected by such factors as:

●	product development announcements by us or our competitors;
●	regulatory matters;
●	announcements in the software community;
●	intellectual property and legal matters; and
●	broader industry and market trends unrelated to our performance.

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

PART II

ITEM 5.                         MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Market Price of and Dividends on Common Equity and Related Stockholder Matters

Our common stock currently trades on the OTC Pink Market under the symbol “ATOC”.  (See "Risk Factors").

The reported high and low last sale prices for the common stock are shown below for the periods indicated. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	High	Low
2012
First quarter ended March 31, 2012	$0.85	$0.05
Second quarter ended June 30, 2012	$0.65	$0.25
Third quarter ended September 30, 2012	$0.35	$0.19
Fourth quarter ended December 31, 2012	$0.33	$0.12

2013
First quarter ended March 31, 2013	$0.19	$0.09
Second quarter ended June 30, 2013	$0.02	$0.09
Third quarter ended September 30, 2013	$0.04	$0.07
Fourth quarter ended December 31, 2013	$0.02	$0.07

The last sale price of our common stock as reported on the Pink Sheets was $0.22 on July 30, 2014.  As of August 1, 2014 there were approximately 51 record owners of our common stock.

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

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2013 and 2012 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company formed in 2001. Prior to January 1, 2014, our business model was to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. Our actions taken for the paintball business have consisted of organizing our company, designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, architectural firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment, as well as real estate brokers. However, we have not gained any traction on our efforts and in an effort to increase shareholder value the Board of Directors has been evaluating different business opportunities. The opportunity to bid on existing assets in the DOOH media space that would allow the company to ramp up quickly with an existing business is what attracted the Board of Directors to this business. After several months of due diligence evaluating the business opportunity, the market opportunity and the competitive landscape, the Board of Directors made the decision to pursue this opportunity and earlier this year, our Board of Directors approved the Company’s pursuing of a change in our business to a DOOH media company.

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

Going Concern

We reported a net loss of $40,109 for 2013 and we have incurred accumulated losses of approximately $1.4 million since inception through December 31, 2013. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

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

We have limited operations and are actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities in order to improve earnings and shareholder value. As of the day of this Report, we have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity, but we do hope to find one within the DOOH Media industry. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that we will be able to negotiate a business combination on terms favorable to the Company, if at all.

Results of Operations

For the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

During the years ended December 31, 2013 and 2012, we did not recognize any revenue from our operations.  We do not expect to recognize revenues from our operations in 2014, as management is focused on raising sufficient capital to fund the further development of our company.

During the year ended December 31, 2013, we recognized operational expenses of $23,007 compared to $46,396 during the year ended December 31, 2012.  The decrease of $23,389 or 50% was the result of reduced professional fees.

We expect that these expenses will increase during 2014 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Material Changes in Financial Condition

From December 31, 2012 to December 31, 2013 cash and cash equivalents increased from $134 to $200.  Total current liabilities increased from $272,131 to $286,296.  The increase in total current liabilities of $14,165 was attributable to a decrease in accounts payable and accrued liabilities of $2,936 and an increase in accrued interest of $17,101.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2013, we had a working capital deficit of $286,096 as compared to a working capital deficit of $271,997 at December 31, 2012. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased $14,165 at December 31, 2013 from December 31, 2012 primarily related to a decrease in accounts payable and accrued liabilities of $2,936 and an increase in accrued interest of $17,101.

As of December 31, 2013 we have $277,934 principal amount and $59,249 of accrued interest due under the terms of various promissory notes.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the year ending December 31, 2013 was $25,944 as compared to net cash used in operating activities of $388 for the year ending December 31, 2012.  During the year ending December 31, 2013, net cash used in operating activities included a decrease in accounts payable and accrued liabilities and an increase in accrued interest.  We did not generate or use any cash from investing activities as of December 31, 2013 and December 31, 2012.  Net cash provided by financing activities for the year ended December 31, 2013 was $26,010 from a related party line of credit.  There was no cash provided by financing activities during the year ended December 31, 2012.

We have not generated any revenues and we are dependent upon advances from related parties to fund our ongoing general and administrative expenses and satisfy our obligations.  We need to initially raise $500,000 to fund the initial launch of our business plan, in addition to funds necessary to satisfy our current obligations.  We do not, however, have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 583-2263

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Atomic Paintball, Inc.
(A Development Stage Company)
Southlake, Texas

We have audited the accompanying balance sheets of Atomic Paintball, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Paintball, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP
/s/ LBB & Associates Ltd., LLP
Houston, Texas
July 30, 2014

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,
	2013	2012

Current Assets
Cash & cash equivalents	$200	$134

TOTAL ASSETS	$200	$134

Current Liabilities

Accounts payable and accrued liabilities	$163,003	$165,939
Accrued payroll	52,198	52,198
Accrued interest	59,249	42,148
Note payable - related party	11,846	11,846
Total current liabilities	286,296	272,131

Convertible note payable - related party	143,733	143,733
Line on credit - related party	122,355	96,345
Total Liabilities	552,384	512,209

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value;
400,000 shares authorized
no shares issued and outstanding
at December 31, 2013 and 2012	-	-
Common Stock, no par value: 10,000,000 shares authorized,
4,418,549 shares issued and outstanding
at December 31, 2013 and 2012	629,790	629,790
Additional paid in capital	204,218	204,218
Deficit accumulated during the development stage.	(1,386,192)	(1,346,083)
	(552,184)	(512,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$200	$134

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
			(May 8, 2001)
	For the Years Ended		Through
	December 31,		December 31,
	2013	2012	2013
			(Unaudited)
OPERATING EXPENSES

General and Administrative	$23,007	$46,396	$1,294,478
Depreciation and amortization	-	-	6,835

Total Operating Expenses	23,007	46,396	1,301,313

OPERATING LOSS	(23,007)	(46,396)	(1,301,313)

OTHER INCOME (EXPENSE)
Interest Expense	(17,102)	(17,130)	(84,879)

Loss before Income Taxes	(40,109)	(63,526)	(1,386,192)

Income tax expense	-	-	-

NET LOSS	$(40,109)	$(63,526)	$(1,386,192)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic & Diluted	4,418,549	4,415,981

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
FROM INCEPTION (MAY 8, 2001) THROUGH DECEMBER 31, 2013

						Accumulated
						deficit during
	Preferred Stock		Paid in	Common Stock		Development
	Shares	Amount	Capital	Shares	Amount	Stage	Total

	#	$	$	#	$	$	$

Balance at May 8, 2001 (date of inception)	-	-	-	-	-	-	-
Issuance of common stock for cash on May 8, 2000 at $0.005 per share	-	-	-	200,000	1,000	-	1,000
Issuance of common stock for services on June 20, 2001 at $0.01 per share	-	-	-	600,000	6,000	-	6,000
Net loss for the period from inception (May 8, 2001) through December 31, 2001	-	-	-	-	-	(6,815)	(6,815)
Balance at December 31, 2001 (Unaudited)	-	-	-	800,000	7,000	(6,815)	185
Net loss for the year ended December 31, 2002	-	-	-	-	-	(4,155)	(4,155)
Balance at December 31, 2002 (Unaudited)	-	-	-	800,000	7,000	(10,970)	(3,970)
Issuance of Series A Convertible Preferred Stock for cash during October and November 2003 at $0.25 per share	116,000	29,000	-	-	-	-	29,000
Net loss for the year ended December 31, 2003	-	-	-	-	-	(47,656)	(47,656)
Balance at December 31, 2003 (Unaudited)	116,000	29,000	-	800,000	7,000	(58,626)	(22,626)
Issuance of Series A Convertible Preferred Stock for cash during February 2004 at $0.25 per share	184,000	46,000	-	-	-	-	46,000
Net loss for the year ended December 31, 2004	-	-	-	-	-	(62,156)	(62,156)
Balance at December 31, 2004 (Unaudited)	300,000	75,000	-	800,000	7,000	(120,782)	(38,782)
Net loss for the year ended December 31, 2005	-	-	-	-	-	(6,148)	(6,148)
Balance at December 31, 2005 (Unaudited)	300,000	75,000	-	800,000	7,000	(126,930)	(44,930)
Issuance of common stock for services on August 31, 2006 at $0.042857 per share	-	-	-	2,780,376	119,158	-	119,158
Issuance of common stock in settlement of debt on September 8, 2006 at $0.042857 per share	-	-	-	323,080	13,846	-	13,846
Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis during September 2006	(112,000)	(28,000)	-	224,000	28,000	-	-
Issuance of common stock for services on December 1, 2006 at $0.042857 per share	-	-	-	100,000	4,286	-	4,286
Issuance of common stock for services on December 8, 2006 at $0.042857 per share	-	-	-	100,000	4,286	-	4,286
Issuance of common stock for services on December 18, 2006 at $0.042857 per share	-	-	-	150,000	6,428	-	6,428
Issuance of common stock in settlement of debt on September 8, 2006 at $0.042857 per share	-	-	-	697,674	30,000	-	30,000
Issuance of common stock for services on December 22, 2006 at $0.042857 per share	-	-	-	100,000	4,286	-	4,286
Net loss for the year ended December 31, 2006	-	-	-	-	-	(200,182)	(200,182)
Balance at December 31, 2006 (Unaudited)	188,000	47,000	-	5,275,130	217,290	(327,112)	(62,823)

Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis during September 2006	(144,000)	(36,000)	-	288,000	36,000	-	-
Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis on February 5, 2007	(36,000)	(9,000)	-	72,000	9,000	-	-
Issuance of common stock in settlement of debt on September 8, 2006 at $0.042857 per share	-	-	-	697,674	30,000	-	30,000
Issuance of common stock for cash in April 2007 at $0.125 per share	-	-	-	400,000	50,000	-	50,000
Issuance of common stock for cash on May 2007 at $0.125 per share	-	-	-	400,000	50,000	-	50,000
Issuance of common stock for cash in November 2007 at $0.125 per share	-	-	-	40,000	5,000	-	5,000
Issuance of common stock for services in November 2007 at $0.125 per share	-	-	-	300,000	37,500	-	37,500
Conversion of Series A Convertible Preferred Stock into Common Stock on a 1:2 basis on February 5, 2007	(8,000)	(2,000)	-	16,000	2,000	-	-
Net loss for the year ended December 31, 2007	-	-	-	-	-	(166,969)	(166,969)
Balance at December 31, 2007 (Unaudited)	-	-	-	7,488,804	436,790	(494,082)	(57,292)
Net loss for the year ended December 31, 2008	-	-	-	-	-	(112,773)	(112,773)
Balance at December 31, 2008 (Unaudited)	-	-	-	7,488,804	436,790	(606,855)	(170,065)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(181,557)	(181,557)
Balance at December 31, 2009	-	-	-	7,488,804	436,790	(788,412)	(351,622)
Cancellation on common stock	-	-	-	(3,530,255)	-	-	-
Common stock issued for services at $.50 per share	-	-	-	20,000	10,000	-	10,000
Common stock issued to Directors at $.40 per share	-	-	-	200,000	80,000	-	80,000
Common stock to be issued for Officers fees at $.40 per share	-	-	33,000	-	-	-	33,000
Capital contribution of services	-	-	4,000	-	-	-	4,000
Forgiveness of amounts owed to related party	-	-	199,218	-	-	-	199,218
Net loss for the year ended December 31, 2010	-	-	-	-	-	(308,577)	(308,577)
Balance at December 31, 2010	-	-	236,218	4,178,549	526,790	(1,096,989)	(333,981)
Common stock issued for Officers fees at $.40 per share	-	-	(33,000)	100,000	40,000	-	7,000
Common stock issued for Officers fees at $.45 per share	-	-	-	100,000	45,000	-	45,000
Capital contribution of services	-	-	1,000	-	-	-	1,000
Net loss for the year ended December 31, 2011	-	-	-	-	-	(185,568)	(185,568)
Balance at December 31, 2011	-	-	204,218	4,378,549	611,790	(1,282,557)	(466,549)
Common stock issued for Officers fees at $.45 per share	-	-	-	40,000	18,000	-	18,000
Net loss for the year ended December 31, 2012	-	-	-	-	-	(63,526)	(63,526)
Balance at December 31, 2012	-	-	204,218	4,418,549	629,790	(1,346,083)	(512,075)
Net loss for the year ended December 31, 2013	-	-	-	-	-	(40,109)	(40,109)
Balance at December 31, 2013	-	-	$204,218	4,418,549	$629,790	$(1,386,192)	$(552,184)

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMEMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			FROM INCEPTION
			(May 8, 2001)
	For the Years Ended		THROUGH
	December 31,		December 31,
	2013	2012	2013
CASH FLOW FROM OPERATING ACTIVITIES			(Unaudited)

NET LOSS	$(40,109)	$(63,526)	$(1,386,192)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES
Depreciation	-	-	6,835
Loss on Disposal of Fixed Assets	-	-	3,464
Issuance of Common Stock For Services	-	18,000	374,944
Capital contribution of services	-	-	5,000
Gain on Settlement of Liabilities	-	-	(13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
Increase (Decrease) in accounts payable and accrued liabilities	(2,937)	13,722	335,335
Increase in accrued interest	17,102	31,416	127,605
Total Cash Flow Used In Operating Activities	(25,944)	(388)	(546,609)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(10,299)
Total Cash Flow Used In Investing Activities	-	-	(10,299)

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Loans From Shareholders	-	-	300,598
Advances Under Line of Credit - Related Party	26,010	-	75,510
Net Proceeds from Issuance of Common Stock	-	-	106,000
Net Proceeds from Issuance of Preferred Stock	-	-	75,000
Total Cash Flow Provided By Financing Activities	26,010	-	557,108

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	66	(388)	200

Cash and Cash Equivalents at the beginning of the period	134	522	-
Cash and Cash Equivalents at the end of the period	$200	$134	$200

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$207
Cash paid for income tax	$-	$-	$-
Conversion of accounts payable to long term debt	$-	$-	$143,733
Forgiveness of amounts owed to related party	$-	$-	$199,218
Conversion of preferred stock to common stock	$-	$-	$75,000
Reclass of due to related party balance to line of credit - related party	$-	$-	$46,845

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the Years Ended December 31, 2013 and 2012

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Atomic Paintball, Inc. (the “Company”) is a development stage corporation incorporated on May 8, 2001 in the State of Texas. As of December 31, 2013, the Company planned to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its yet to be established facilities and through a website.

On July 29, 2014, our Board of Directors approved the Company’s pursuing of a change in the Company’s business to a Digital Out Of Home (DOOH) media company; the Board is also considering changing the company's name to one that better reflects its new business.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.  The reclassification has no impact on net loss.

BASIS OF PRESENTATION

Development Stage Company

The Company has not earned any revenues from planned operations since inception.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company."  Among the disclosures required by Accounting Standards Codification (“ASC”) 915 Development Stage Entities are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.  The Company’s inception to date activities through December 31, 2013 is presented as unaudited, in accordance with written permission obtained by the Company from the Securities and Exchange Commission (“SEC”).

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible note payable – related party – December 31, 2012	$-	$-	$143,733

Convertible note payable – related party – December 31, 2013	$-	$-	$143,733

Stock Compensation

The Company follows FASB Accounting Standards Codification 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification 505 for share based payments to Non-Employees.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding as of December 31, 2013 and 2012.

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

The income tax benefit for the periods ending December 31, 2013 and 2012 was approximately $14,000 and $15,000, respectively, offset by change in valuation allowances of the same amount.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.

At December 31, 2013 the Company had an unused net operating loss carry over of approximately $1.4 million that is available to offset future taxable income.  It expires beginning 2027.  The Company’s historical losses may not be available to the Company due to recent change in control.  Any deferred tax assets available to the Company at December 31, 2013 would be offset by a valuation allowance of the same amount, resulting in a deferred tax amount of $0.

The Company has filed no income tax returns since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2013, the Company had incurred a net loss of $40,109.  Accumulated deficit from May 8, 2001 (date of inception) through December 31, 2013 totaled $1,386,192. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - NOTE PAYABLE – RELATED PARTY

Our former President and then sole director, Barbara J. Smith, loaned us a total of $11,846 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of December 31, 2013 and 2012 accrued interest amounted to $7,899 and $7,129, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and was due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC has the right to convert all or part of the principal balance and accrued interest due under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. At December 31, 2013 and 2012, accrued interest amounted to $32,440 and $23,816, respectively.

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

On July 28, 2011, the Company entered into an Executive Employment Agreement with Don Mark Dominey, Chief Executive Officer, effective August 8, 2011, for a period of three (3) years and may be extended for additional one (1) year periods by written notice given by us to Mr. Dominey at least 60 days before the expiration of the term or the renewal term, as the case may be, unless the agreement shall have been earlier terminated pursuant to its terms. Mr. Dominey shall be (i) paid a base salary at an annual rate of one hundred thousand dollars ($100,000), (ii) entitled to an annual bonus equal to two percent (2%) of our annual revenues, payable monthly, not to exceed eighty thousand dollars ($80,000), and (iii) granted 240,000 shares of Atomic Paintball’s restricted common stock each year, accruing in increments of 20,000 shares each month of his term.  Each monthly allotment shall be fully vested and stock certificates will be made available to him, at his request, and will be provided by the company through the transfer agent in a reasonable amount of time to fulfill the transaction.  A significant portion of compensation expense for the year ended December 31, 2012 comprised of $14,287 for salary and $18,000 ($.45 per share) for the 40,000 shares of common stock issued to Mr. Dominey.

As of December 31, 2013 and 2012, the Company recorded an accrual of $52,198 for salary owed to Don Mark Dominey. On February 21, 2012, Don Mark Dominey resigned as the Company’s Chief Executive Officer to facilitate the hiring of Darren C. Dunckel.  The Board then appointed Mr. Dunckel as Chief Executive Officer and Chairman of the Board.  There were no disagreements between Mr. Dominey and our Company that led to his resignation.

NOTE 6 - REVOLVING LINE OF CREDIT – RELATED PARTY

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

As of December 31, 2013 and 2012, we owed $122,355 and $96,345 in principal, and accrued interest of $18,910 and $11,203, respectively.  Funding under this line of credit was in abeyance until December 2013.  The Company received $26,010 in advances under the line of credit during the year ended December 31, 2013 and an additional $53,950 subsequent to December 31, 2013.  In the meantime, management is evaluating other, short-term, related party financing.

Interest is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and accrued interest was due on July 13, 2014.  At our sole discretion, we can pay the interest in shares of our common stock valued as follows:

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

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred Stock

We are authorized to issue up to 2,000,000 shares of preferred stock, no par value at the sole discretion of our Board of Directors in such series, and with such designations, rights, preference and restrictions, as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock.  In October 2003, our Board of Directors created a series of 400,000 shares of Series A Convertible Preferred Stock.  During the years ended December 31, 2003 and 2004, the Company sold 300,000 shares of Series A Convertible Preferred Stock for a total of $75,000 at a purchase price of $0.25 per share.  During the years ended December 31, 2006 and 2007 the Company converted the each share of Series A Convertible Preferred Stock into two shares of common stock.  At December 31, 2013 and 2012, there are no shares of Series A Convertible Preferred Stock issued and outstanding and no other series of preferred stock has been designated.

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

2010 Stock Option and Award Incentive Plan

The 2010 Plan was approved by our stockholders at our 2010 annual meeting in June 2010.  The 2010 Plan provides for the grant of stock options to our directors, officers, employees, consultants, and advisors and is administered by a committee consisting of members of the Board of Directors, or in its absence, the Board of Directors.  The 2010 Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  Proportionate adjustments will be made to the number of shares of common stock subject to the 2010 Plan in the event of any change in our capitalization affecting our common stock, such as a stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification.  The Board or the committee, subject to Board approval, may also provide additional anti-dilution protection to a participant under the terms of such participant's option agreement or otherwise.  Shares of common stock subject to option grants that are canceled, terminated, or forfeited will again be available for issuance under the 2010 Plan. As of December 31, 2013 there were no options or other grants outstanding under the 2010 Plan.

2003 Stock Incentive Plan

Our Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003.  The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.  A total of 2,000,000 shares of our common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan.  As of December 31, 2013 there are no options or other grants outstanding under the 2003 Plan.

NOTE 8.            COMMITMENTS AND CONTINGENCIES

At management’s option, the Company has the right to convert $94,362 of legal invoices included in accounts payable to common stock at the price of $.50 per share. As of the date of this filing, management has not exercised the right.

Management is not aware of any pending or threatened litigation involving the Company.

NOTE 9.           SUBSEQUENT EVENTS

As of June 2014, the Company has received additional advances totaling $53,950 from the 8% revolving line of credit with J.H. Brech LLC, a related party. The advances were used to fund the Company’s operations.

On July 29, 2014, our Board of Directors approved the Company’s pursuing of a change in the Company’s business to a Digital Out Of Home (DOOH) media company; the Board is also considering changing the company's name to one that better reflects its new business.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 due to the existence of the material weaknesses as of December 31, 2013, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

●
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

●
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

●
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

●
Lack of sufficient subject matter expertise.  Management has determined that it lacks certain subject matter expertise relating to accounting for complex transactions and the disclosure of complex transactions related to accounting for income taxes. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

●	Failure to timely file all Current Reports on Form 8-K. As reported in our Quarterly Report on Form 10-Q for the quarter ending June 30, 2011, we failed to timely file a Current Report on Form 8-K.

●
Failure to timely file reports due under the Securities Exchange Act of 1934, as amended.  Failure to timely file all period reports on Form 10-K and Form 10-Q for the past three years; however, as of the date of this filing, we need only file this Report and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 to be current.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered during the financial close process for the December 31, 2013 fiscal year.

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

Changes in Internal Control Over Financial Reporting

We are currently undertaking a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2014, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.                                   Other Information.

On June 25, 2014, Messrs. Stone and Schmidt submitted their resignations as directors of the Company. There were no disagreements between Mr. Stone and our Company, or between Mr. Schmidt and our Company, that led to their resignation.  As a result, Mr. Dunckel is the sole director of the Company.

PART III

ITEM 10.                                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers as of August 1, 2014.  On February 21, 2012, Don Mark Dominey resigned as our Chief Executive Officer and our Board appointed Mr. Darren C. Dunckel as Chief Executive Officer and Chairman of the Board. There were no disagreements between Mr. Dominey and our company that led to his resignation. On March 16, 2012, Steven W. Weathers resigned as a director of the Company.  There were no disagreements between Mr. Weathers and our Company that led to his resignation.  On March 16, 2012, Messrs. John Stone and Doug Schmidt were elected by the board to serve as directors of the Company.  On June 25, 2014, Messrs.  Stone and Schmidt submitted their resignations as directors of the Company. There were no disagreements between Mr. Stone and our Company, or between Mr. Schmidt and our Company, that led to their resignations. As of the date of this filing, Mr. Dunckel is the sole director of the Company.

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

Darren C. Dunckel, CEO, President and Chairman.  Mr. Dunckel served as Chief Executive Officer and Director at Forex International Trading Corp. from 2010 to 2011. Under his direction, Forex International Trading went from a development stage shell corporation to a fully reporting operating company. From 2005 to 2010, Mr. Dunckel served as the President of several privately owned companies. As President, he oversaw management of real estate acquisitions, development and sales in the United States and overseas. In addition, from September 2007 to April 2009 Mr. Dunckel served on the Board of Directors of Emvelco Corp., a publically traded company. From 2004 to 2010, Mr. Dunckel served as the President of My Daily Corporation, a development stage financial services company. From 2002 through 2004, Mr. Dunckel was Vice President, Regional Director for the Newport Group managing a territory for financial and consulting services. From 2000 to 2002, Mr. Dunckel was Vice President, Regional Director for New York Life Investment Management consulting with financial advisors and corporations with respect to investments and financial services.

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

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2013; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

During our review process, we realized the persons noted below failed to comply with such requirements during our fiscal year ended December 31, 2013. It seems such persons failed to file their Initial Statement of Beneficial Ownership on Form 3, then in light of their failure to report changes in such beneficial ownership on a Form 4, failed to file an Annual Statement of Changes in Beneficial Ownership on a Form 5 regarding such holdings and transactions that should have been so reported in the previous year. We have reminded these persons about their obligations and it is our understanding that if they have not already, they will file all beneficial ownership forms required to date in the coming weeks.

The table below accounts for the Form 3, Form 4 and Form 5s of each person subject to Section 16(a).

Name	# of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Darren Dunckel	0	0	0
John Stone	1 (1)	1	1
Douglas Schmidt	1 (1)	1	1
(1) As of the date of this Report, Messrs.  Stone and Schmidt have filed all forms required pursuant to Section 16(a).

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

Outstanding Equity Awards at Fiscal Year-End

Mr. Dunckel, the only person required to be included in the outstanding equity awards table for fiscal 2013, did not have any outstanding equity awards that are required to be reported in such table for the fiscal year covered by this Report.

Stock Option Plans

Below is a summary of the principal provisions of the two plans and does not purport to be complete.  Reference is made to the full text of each of the plans, which are incorporated by reference to Exhibit 4.4 and 4.5 of the Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on July 10, 2014.

2003 Stock Incentive Plan

Our Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003.  The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.  A total of 2,000,000 shares of our common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan.  As of December 31, 2013 there are no options or other grants outstanding under the 2003 Plan.

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

The Plan provides that in the event of a change of control of our company unless otherwise determined by the Board or committee prior to the change of control, and, to the extent expressly provided by the Board or committee, in the event of a potential change of control, the following will occur:

●	any stock appreciation rights and any stock options that are not previously exercisable and vested will become fully exercisable and vested;
●	the restrictions and deferral limitations on restricted stock and deferred stock awards will lapse and these shares and awards will become fully vested; and
●
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

2010 Stock Option and Award Incentive Plan

The 2010 Plan was approved by our stockholders at our 2010 annual meeting in June 2010.  The 2010 Plan provides for the grant of stock options to our directors, officers, employees, consultants, and advisors and is administered by a committee consisting of members of the Board of Directors, or in its absence, the Board of Directors.  The 2010 Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  Proportionate adjustments will be made to the number of shares of common stock subject to the 2010 Plan in the event of any change in our capitalization affecting our common stock, such as a stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification.  The Board or the committee, subject to Board approval, may also provide additional anti-dilution protection to a participant under the terms of such participant's option agreement or otherwise.  Shares of common stock subject to option grants that are canceled, terminated, or forfeited will again be available for issuance under the 2010 Plan. As of December 31, 2013 there were no options or other grants outstanding under the 2010 Plan.

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

Director Compensation

We do not have any formal written agreements with any of our directors.

The following table sets forth certain information concerning compensation paid to our directors for services as directors during the fiscal year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Darren Dunckel	-	-	-	-	-	-	-
John Stone	-	-	-	-	-	-	-
Douglas Schmidt	-	-	-	-	-	-	-

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

ITEM 12.                                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of August 1, 2014 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of August 1, 2014, we had 4,418,549 shares of Common Stock issued and outstanding and 0 shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of August 1, 2014.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of August 1, 2014 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 2600 E. Southlake Boulevard, Suite 120-366, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Darren Dunckel	-	0%
All officers and directors as a group (one person)	-	0%
J.H. Brech, LLC(1)	528,267(2)	11.07%
David J. Cutler (3)	395,469	9.03%
Mark Margolis(4)	400,000	9.14%
Jeffrey L. Perlmutter(5)	600,000	13.7%
Mark A. Armstrong (6)	300,000	6.85%

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

(2) This amount includes: 175,921 shares of common stock and 352,346 shares issuable upon the conversion of $143,733 principal amount and approximately $32,440 of accrued interest as of December 31, 2013 due under a convertible promissory note which is convertible into shares of our common stock at a conversion price of $0.50 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2013.

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

ITEM 13.                                    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2013  involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Our first President and then sole director, Barbara J. Smith, loaned us a total of $11,864 for working capital.  This loan, which is evidenced by a promissory note dated July 1, 2003, bears interest at an annual rate of 6.5% and it matured on July 15, 2004. In lieu of repayment of the principal and interest, Ms. Smith had the right to elect to receive 43,600 shares of our common stock.  This loan was not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  As of December 31, 2013, we owed $11,846 under this note which includes the principal and $7,899 of accrued interest.

On February 18, 2010, we entered into a Consulting Agreement with J.H. Brech, LLC ("JHB") a principal stockholder of our company.  Under the terms of the agreement, JHB consults with us on a variety of matters including strategic planning, business development, internal capital structuring, and the structuring of debt or equity offerings, together with providing other advice we may request.  The agreement remains in effect until terminated by either party upon a breach of the agreement.  The agreement contains customary confidentiality provisions.

Our former directors, Mr. Dominey and Mr. Weathers, each waived the director fees due them for the period ended September 30, 2011 and the Company recorded that amount as a capital contribution of $1,000 in services.

On July 13, 2011, we entered into an 8% revolving line of credit with JHB to provide access to funding for our operations up to $500,000. As of December 31, 2013 we owed $122,355 and accrued interest of $18,910.  Funding under this line of credit are presently in abeyance. Management expects funding will restart in the next several months. In the meantime, management is evaluating other, short-term, related party financing.

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

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2013 and 2012.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2013 and 2012.

	2013	2012
Audit Fees	$10,000	$15,000
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Total	$10,000	$15,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
4.1	Certificate of Designations of Series A Convertible Preferred Stock dated October 9, 2003 (1)
4.2	Specimen common stock certificate (1)
4.3	Promissory Note in the principal amount of $10,900 dated July 1, 2003 to Barbara J. Smith (1)
4.4	2003 Stock Incentive Plan (1)
4.5	2010 Stock Option and Award Incentive Plan (2)
10.1	Form of Executive Employment Agreement by and between Atomic Paintball, Inc. and Don Mark Dominey (3)
14.1	Code of Business Conduct (5)
16.1	Letter dated November 15, 2010 from Larry O’Donnell CPA P.C. (4)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	Interactive Data Files +
101.SCH	Extension Schema Document +
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document +
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document +
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document +
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document +

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

(1)	Incorporated by reference to the Registration Statement on Form SB-2 as filed with the SEC on February 27, 2004.
(2)	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A as filed with the SEC on May 17, 2010.
(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on September 14, 2011.
(4)	Incorporated by reference to the Current Report on Form 8-K as filed with the SEC on November 18, 2010.
(5)	Incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 2012 as filed with the SEC on July 10, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atomic Paintball, Inc.
August 1, 2014	By: /s/ Darren C. Dunckel Darren C. Dunckel, Chief Executive Officer, Principal Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Darren C. Dunckel Darren C. Dunckel	Chief Executive Officer, President, Director, principal executive officer and principal financial and accounting officer	August 1, 2014