Form 10-Q
period 2014-06-30
ATOMIC PAINTBALL INC
filed 2014-08-14
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☒ No ☐

 As of August 13, 2014, the Registrant has 4,418,549 shares of common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Atomic Paintball,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2014” refers to the six months ended June 30, 2014, “Second Quarter 2013” refers to the six months ended June 30, 2013, and “2013” refers to the year ended December 31, 2013.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)
	JUNE 30,	DECEMBER 31,
	2014	2013

Current Assets
Cash & cash equivalents	$113	$200

TOTAL ASSETS	$113	$200

Current Liabilities
Accounts payable and accrued liabilities	$158,778	$163,003
Accrued payroll	52,198	52,198
Accrued interest	69,573	59,249
Note payable - related party	11,846	11,846
Total current liabilities	292,395	286,296

Long-Term Liabilities
Convertible note payable - related party	143,733	143,733
Line on credit - related party	176,305	122,355
Total long-term liabilities	320,038	266,088
TOTAL LIABILITIES	612,433	552,384

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock, no par value: 2,000,000 shares authorized
Series A Convertible Preferred Stock, no par value;
400,000 shares authorized
no shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	-	-
Common Stock, no par value: 10,000,000 shares authorized,
4,418,549 shares issued and outstanding
at June 30, 2014 and December 31, 2013, respectively	629,790	629,790
Additional paid in capital	204,218	204,218
Deficit accumulated during the development stage.	(1,446,328)	(1,386,192)
	(612,320)	(552,184)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$113	$200

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					From Inception
					(May 8, 2001)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

OPERATING EXPENSES

General and Administrative	$39,627	$9,160	$49,811	$18,922	$1,344,289
Depreciation and amortization	-	-	-	-	6,835

Total Operating Expenses	(39,627)	(9,160)	(49,811)	(18,922)	(1,351,124)

OPERATING LOSS	(39,627)	(9,160)	(49,811)	(18,922)	(1,351,124)

OTHER INCOME (EXPENSE)
Interest Expense	(5,544)	(4,264)	(10,325)	(8,480)	(95,204)

Loss before Income Taxes	(45,171)	(13,424)	(60,136)	(27,402)	(1,446,328)

Income tax expense	-	-	-	-	-

NET LOSS	$(45,171)	$(13,424)	$(60,136)	$(27,402)	$(1,446,328)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic & Diluted	4,418,549	4,418,549	4,418,549	4,418,549

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMEMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			FROM INCEPTION
			(May 8, 2001)
	For the Six Months Ended		THROUGH
	June 30,		June 30,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS	$(60,136)	$(27,402)	$(1,446,328)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
(USED IN) OPERATING ACTIVITIES
Depreciation	-	-	6,835
Loss on Disposal of Fixed Assets	-	-	3,464
Issuance of Common Stock For Services	-	-	374,944
Capital contribution of services	-	-	5,000
Gain on Settlement of Liabilities	-	-	(13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
Increase (Decrease) in accounts payable and accrued liabilities	(4,225)	18,788	331,111
Increase in accrued interest	10,324	8,480	137,928
Total Cash Flow Used In Operating Activities	(54,037)	(134)	(600,646)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	-	-	(10,299)
Total Cash Flow Used In Investing Activities	-	-	(10,299)

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Loans From Shareholders	-	-	300,598
Advances Under Line of Credit - Related Party	53,950	-	129,460
Net Proceeds from Issuance of Common Stock	-	-	106,000
Net Proceeds from Issuance of Preferred Stock	-	-	75,000
Total Cash Flow Provided By Financing Activities	53,950	-	611,058

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(87)	(134)	113

Cash and Cash Equivalents at the beginning of the period	200	134	-
Cash and Cash Equivalents at the end of the period	$113	$-	$113

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$207
Cash paid for income tax	$-	$-	$-
Conversion of accounts payable to long term debt	$-	$-	$143,733
Forgivesness of amounts owed to related party	$-	$-	$199,218
Conversion of preferred stock to common stock	$-	$-	$75,000
Reclass of due to related party balance to line of credit - related party	$-	$-	$46,845

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2014
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

During the six months ended June 30, 2014 and 2013, we focused on completing those actions necessary to implement our business plan.

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible note payable – related party – December 31, 2013	$-	$-	$143,733
Convertible note payable – related party – June 30, 2014	$-	$-	$143,733

Stock Compensation

The Company follows FASB Accounting Standards Codification ASC 718 Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification 505 for share based payments to Non-Employees.

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

NOTE 2.              GOING CONCERN.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. For the six months ended June 30, 2014, the Company incurred a net loss of $60,136. Accumulated deficit from May 8, 2001 (date of inception) through June 30, 2014 totaled $1,446,328. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.              NOTES PAYABLE

Our former President and then sole director, Barbara J. Smith, loaned us a total of $11,846 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of June 30, 2014 and December 31, 2013 accrued interest amounted to $8,286 and $7,899, respectively.

NOTE 4.            RELATED PARTY TRANSACTIONS.

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and was due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC has the right to convert all or part of the principal balance and accrued interest due under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. As of June 30, 2014 and December 31, 2013, accrued interest amounted to $36,764 and $32,440, respectively.

On July 28, 2011, the Company entered into an Executive Employment Agreement with Don Mark Dominey, Chief Executive Officer, effective August 8, 2011, for a period of three (3) years and may be extended for additional one (1) year periods by written notice given by us to Mr. Dominey at least 60 days before the expiration of the term or the renewal term, as the case may be, unless the agreement shall have been earlier terminated pursuant to its terms. Mr. Dominey shall be (i) paid a base salary at an annual rate of one hundred thousand dollars ($100,000), (ii) entitled to an annual bonus equal to two percent (2%) of our annual revenues, payable monthly, not to exceed eighty thousand dollars ($80,000), and (iii) granted 240,000 shares of our restricted common stock each year, accruing in increments of 20,000 shares each month of his term.  Each monthly allotment shall be fully vested and stock certificates will be made available to him, at his request, and will be provided by the company through the transfer agent in a reasonable amount of time to fulfill the transaction.  As of June 30, 2014, the Company recorded an accrual of $52,198 for salary owed to Don Mark Dominey. On February 21, 2012, Don Mark Dominey resigned as the Company’s Chief Executive Officer to facilitate the hiring of Darren C. Dunckel.  The Board then appointed Mr. Dunckel as Chief Executive Officer and Chairman of the Board.  There were no disagreements between Mr. Dominey and our Company that led to his resignation.

NOTE 5.          REVOLVING LINE OF CREDIT – RELATED PARTY

On July 13, 2011, the Company entered into an 8% revolving line of credit with J.H. Brech LLC, a related party, to provide access to funding for its operations up to $500,000.  As of June 30, 2014 and December 31, 2013 we owed $176,305 and $122,355, respectively and accrued interest of $24,523 and $18,910, respectively.  Funding under this line of credit was in abeyance until December 2013.  The Company received $26,010 in advances under the line of credit during the year ended December 31, 2013, and an additional $53,950 during the three months ended June 30, 2014.  In the meantime, management is evaluating other, short-term, related party financing, although as of the date of this Report, no definitive agreements have been entered into for any additional financing.

Interest is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and any accrued but unpaid interest was due on July 13, 2014.  At our sole discretion, we can pay the interest in shares of our common stock valued as follows:

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

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the six months ended June 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2013.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company formed in 2001. Prior to January 1, 2014, our business model was to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. Our actions taken for the paintball business have consisted of organizing our company, designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, architectural firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment, as well as real estate brokers. However, we have not gained any traction on our efforts and in an effort to increase shareholder value the Board of Directors has been evaluating different business opportunities. The opportunity to bid on existing assets in the Digital Out Of Home (DOOH) media space that would allow the company to ramp up quickly with an existing business is what attracted the Board of Directors to this business. After several months of due diligence evaluating the business opportunity, the market opportunity and the competitive landscape, the Board of Directors made the decision to pursue this opportunity and as of July 29, 2014, our Board of Directors approved the Company’s pursuing of a change in our business to a DOOH media company.

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

Going Concern

We reported a net loss of $60,136 for the six months ended June 30, 2014 and we have incurred net losses of approximately $1.4 million since inception through June 30, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

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

We have limited operations and are actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities in order to improve earnings and shareholder value. As of the day of this Report, we have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity, but we hope we will find one within the DOOH media industry. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. There is no assurance that we will be able to negotiate a business combination on terms favorable to the Company, if at all.

Results of Operations

Our general and administrative expenses primarily include legal, accounting fees, and transfer agent fees.  General and administrative expenses increased for the three and six months ended June 30, 2014 from the comparable periods in 2013 primarily as a result of increased professional fees.  We expect general and administrative expenses will increase significantly once we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense represents a non-cash expense representing interest on a note payable in the principal amount of $11,846 due to a former officer which is presently past due, as well as interest on a related party convertible note payable in the principal amount of $143,733 which matured in March 2012, and interest on the related party revolving line of credit.  Interest expense increased $1,845 to $10,325 for the six months ended June 30, 2014 compared to $8,480 for the six months ended June 30, 2013. Interest expense increased $1,280 to $5,544 for the three months ended June 30, 2014 compared to $4,264 for the three months ended June 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  As of June 30, 2014 we had a working capital deficit of $292,282 as compared to a working capital deficit of $286,096 as of December 31, 2013.  Our total liabilities increased approximately 11% as of June 30, 2014 from December 31, 2013 primarily related to an increase in accrued interest and our lack of sufficient working capital.  Accounts payable and accrued liabilities decreased approximately 3% primarily due to payments to vendors which were funded by increases in a line of credit to a related party.

Net cash used by operating activities in the six months ended June 30, 2014 was $54,037 as compared to net cash used by operating activities of $134 during the six months ended June 30, 2013.  During the six months  ended June 30, 2014, net cash used in operating activities included a decrease in accounts payable and accrued liabilities of $4,225 and an increase in accrued interest of $10,324. During the six months ended June 30, 2013, net cash used in operating activities  included an increase in accounts payable and accrued liabilities of $18,788 and an increase in accrued interest of $8,480.    We did not generate or use any cash from investing activities in either the 2014 or the 2013 six month period covered by this Report.  During the six month period ended June 30, 2014, we received advances of $53,950 under a line of credit to a related party.  During the six month period ended June 30, 2013, we did not generate or use any cash from investing or financing activities.

We do not currently have any revenue producing operations and we are dependent upon availability under a $500,000 revolving line of credit extended to us by J.H. Brech LLC, a related party, in July 2011 to provide funds for our ongoing general and administrative expenses and satisfy our current obligations.  However, our access to this working capital line was in abeyance until December 2013. The Company received $26,010 in advances under the line of credit during the year ended December 31, 2013, and an additional $53,950 during the six months ended June 30, 2014.  This credit line is not sufficient for the development of our operations.  We need to initially raise an additional $500,000 to fund the initial launch of our business plan.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock and our status as a shell company under Federal securities laws, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended December 31, 2013 and the quarter ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of December 31, 2013 or June 30, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ending June 30, 2014 or the end of the fiscal year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Other than as disclosed in the Annual Report on Form 10K for the year ending December 31, 2013, there have not been any changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Atomic Paintball, Inc.
August 14, 2014	By: /s/ Darren C. Dunckel
Darren C. Dunckel, Chief Executive Officer and Principal Financial/Chief Accounting Officer