Form 10-Q/A
period 2014-06-30
ATOMIC PAINTBALL INC
filed 2014-08-18
CIK 1269022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X ] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X ] Yes [  ] No

As of August 14, 2014, the Registrant has 4,418,549 shares of common stock issued and outstanding.

Explanatory Note

Atomic Paintball, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2014 (the “Original Filing Date”), solely to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

ATOMIC PAINTBALL, INC.

Dated: August 18, 2014	By:	/s/ Darren C. Dunckel
Darren C. Dunckel
Chief Executive Officer, and Principal Financial and Accounting Officer