Form 10-Q
period 2014-09-30
ATOMIC PAINTBALL INC
filed 2014-11-13
CIK 1269022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

 As of November 12, 2014, the Registrant has 5,238,549 shares of common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Atomic Paintball,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “Third Quarter 2014” refers to the nine months ended September 30, 2014, “Third Quarter 2013” refers to the nine months ended September 30, 2013, and “2013” refers to the year ended December 31, 2013.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013

Current Assets
Cash & cash equivalents	$30	$200
Prepaid expense	63,195	-
Current assets	63,225	200

TOTAL ASSETS	$63,225	$200

Current Liabilities
Accounts payable	$147,064	$163,003
Accrued payroll	82,198	52,198
Accrued interest	75,837	59,249
Note payable - related party	11,846	11,846
Convertible note payable - related party	143,733	143,733
Line on credit - related party	267,907	-
Total current liabilities	728,585	430,029

Long-Term Liabilities
Line on credit - related party	-	122,355
TOTAL LIABILITIES	728,585	552,384

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred Stock, no par value: 2,000,000 shares authorized
Series A Convertible Preferred Stock, no par value;
400,000 shares authorized
no shares issued and outstanding
at September 30, 2014 and December 31, 2013	-	-
Common Stock, no par value: 10,000,000 shares authorized,
5,238,549 and 4,418,549 shares issued and outstanding
at September 30, 2014 and December 31, 2013, respectively	1,141,490	629,790
Additional paid in capital	204,218	204,218
Deficit accumulated during the development stage.	(2,011,068)	(1,386,192)
Total stockholders' deficit	(665,360)	(552,184)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$63,225	$200

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					From Inception
					(May 8, 2001)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

OPERATING EXPENSES

General and Administrative	$558,477	$1,331	$608,287	$20,253	$1,902,765
Depreciation and amortization	-	-	-	-	6,835
Total Operating Expenses	(558,477)	(1,331)	(608,287)	(20,253)	(1,909,600)

OPERATING LOSS	(558,477)	(1,331)	(608,287)	(20,253)	(1,909,600)

OTHER INCOME (EXPENSE)
Interest Expense	(6,264)	(4,310)	(16,589)	(12,790)	(101,468)
Loss before Income Taxes	(564,741)	(5,641)	(624,876)	(33,043)	(2,011,068)

Income tax expense	-	-	-	-	-
NET LOSS	$(564,741)	$(5,641)	$(624,876)	$(33,043)	$(2,011,068)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.12)	$(0.00)	$(0.14)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING

Basic & Diluted	4,652,245	4,418,549	4,497,304	4,418,549

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMEMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
			FROM INCEPTION
			(May 8, 2001)
	For the Nine Months Ended		THROUGH
	September 30,		September 30,
	2014	2013	2014
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS	$(624,876)	$(33,043)	$(2,011,068)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES
Depreciation and amortization	1,805	-	8,641
Loss on disposal of fixed assets	-	-	3,464
Issuance of common stock for services	446,700	-	821,644
Capital contribution of services	-	-	5,000
Gain on settlement of liabilities	-	-	(13,600)
CHANGES IN OPERATING ASSETS & LIABILITIES
Increase (Decrease) in accounts payable and accrued liabilities	(15,939)	20,119	319,396
Increase in accrued interest	16,588	12,790	144,192
Increase in accrued payroll	30,000	-	30,000
Total Cash Flow Used In Operating Activities	(145,722)	(134)	(692,331)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-	(10,299)
Total Cash Flow Used In Investing Activities	-	-	(10,299)

CASH FLOW FROM FINANCING ACTIVITIES
Advances under loans from shareholders	-	-	300,598
Advances under line of credit -related party	145,552	-	221,062
Net Proceeds from issuance of common stock	-	-	106,000
Net proceeds from issuance of preferred stock	-	-	75,000
Total Cash Flow Provided By Financing Activities	145,552	-	702,660

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(170)	(134)	30

Cash and Cash Equivalents at the beginning of the period	200	134	-
Cash and Cash Equivalents at the end of the period	$30	$-	$30

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-	$207
Cash paid for income tax	$-	$-	$-
Issuance of common stock for prepaid expenses	$65,000	$-	$65,000
Conversion of accounts payable to long term debt	$-	$-	$143,733
Forgivesness of amounts owed to related party	$-	$-	$199,218
Conversion of preferred stock to common stock	$-	$-	$75,000
Reclass of due to related party balance to line of credit - relatred party	$-	$-	$46,845

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2014
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

During the nine months ended September 30, 2014 and 2013, we focused on completing those actions necessary to implement our business plan.

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible note payable – related party – December 31, 2013	$-	$-	$143,733

Convertible note payable – related party – September 30, 2014	$-	$-	$143,733

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

NOTE 2.              GOING CONCERN.

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. For the nine months ended September 30, 2014, the Company incurred a net loss of $624,876. Accumulated deficit from May 8, 2001 (date of inception) through September 30, 2014 totaled $2,011,068. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3.              NOTES PAYABLE

Our former President and then sole director, Barbara J. Smith, loaned us a total of $11,846 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of September 30, 2014 and December 31, 2013 accrued interest amounted to $8,480 and $7,899, respectively.

NOTE 4.             RELATED PARTY TRANSACTIONS.

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and was due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC had the right to convert all or part of the principal balance under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share.  On August 7, 2014, the Company executed a First Letter of Addendum and First Amendment to the Note which provided for the conversion of all or any part of the outstanding principal and unpaid principal and /or unpaid interest of the Note into shares of the Company’s common stock at a conversion price of $0.25 per share.  As of September 30, 2014 and December 31, 2013, accrued interest amounted to $38,938 and $32,440, respectively.  Although this note is past due and we have not made the contractual payments, J.H. Brech LLC has not declared a default as of the date of this Report.

On July 28, 2011, the Company entered into an Executive Employment Agreement with Don Mark Dominey, Chief Executive Officer, effective August 8, 2011, for a period of three (3) years and may be extended for additional one (1) year periods by written notice given by us to Mr. Dominey at least 60 days before the expiration of the term or the renewal term, as the case may be, unless the agreement shall have been earlier terminated pursuant to its terms. Mr. Dominey shall be (i) paid a base salary at an annual rate of one hundred thousand dollars ($100,000), (ii) entitled to an annual bonus equal to two percent (2%) of our annual revenues, payable monthly, not to exceed eighty thousand dollars ($80,000), and (iii) granted 240,000 shares of our restricted common stock each year, accruing in increments of 20,000 shares each month of his term.  Each monthly allotment shall be fully vested and stock certificates will be made available to him, at his request, and will be provided by the company through the transfer agent in a reasonable amount of time to fulfill the transaction.  As of September 30, 2014, the Company recorded an accrual of $52,198 for salary owed to Don Mark Dominey. On February 21, 2012, Don Mark Dominey resigned as the Company’s Chief Executive Officer to facilitate the hiring of Darren C. Dunckel.  The Board then appointed Mr. Dunckel as Chief Executive Officer and Chairman of the Board.  There were no disagreements between Mr. Dominey and our Company that led to his resignation.

NOTE 5.             REVOLVING LINE OF CREDIT – RELATED PARTY

On July 13, 2011, the Company entered into an 8% revolving line of credit with J.H. Brech LLC, a related party, to provide access to funding for its operations up to $500,000.  As of September 30, 2014 and December 31, 2013 we owed $267,907 and $122,355, respectively and accrued interest of $28,419 and $18,910, respectively.  Funding under this line of credit was in abeyance until December 2013.  The Company received $145,552 in advances under the line of credit  during the nine months ended September 30, 2014.  In the meantime, management is evaluating other, short-term, related party financing, although as of the date of this Report, no definitive agreements have been entered into for any additional financing.

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

On August 28, 2014, the Company executed a First Letter of Addendum and First Amendment to the revolving line of credit which provided for the conversion of all or any part of the outstanding principal and unpaid principal and./or interest of the revolving line of credit into the Company’s common stock at a conversion price of $0.25 per share.

Although this note is past due and we have not made the contractual payments, J.H. Brech LLC has not declared a default as of the date of this Report.

NOTE 6.              COMMON STOCK

On July 30, 2014, 250,000 shares of common stock valued at $55,000 were issued to Ryan G. Leeds pursuant to a consulting contract for marketing services.

On August 25, 2014, 100,000 shares of common stock valued at $$65,000 were issued to Ryan Buchanan for a three year marketing, web development and graphics design consulting services contract.

On September 18, 2014, 200,000 shares of common stock valued at $200,000 were issued to Delaney Equity Group pursuant to an agreement for financial advisory and investment banking services.

On September 30, 2014, 250,000 shares of common stock valued at $177,500 were issued pursuant to the Company’s employment agreement with Darren Dunckel, the Company’s CEO.

On September 30, 2014, 20,000 shares of common stock valued at $14,200 were issued pursuant to the Company’s employment agreement with Darren Dunckel, the Company’s CEO.

NOTE 7.             COMMITMENTS AND CONTINGENCIES.

At management’s option, the Company has the right to convert $94,362 of legal invoices included in accounts payable to common stock at the price of $.50 per share. As of the date this Report was filed, management has not exercised the right.

Management is not aware of any pending or threatened litigation involving the Company.

NOTE 8.             SUBSEQUENT EVENTS

On September 23, 2014, we entered into a letter agreement (the “Letter”) with Carey Kriz (“Kriz”), pursuant to which the parties expressed the intent to enter into a definitive agreement regarding the Company’s acquisition of certain of Kriz's intellectual property at the consideration of 200,000 shares of the Company’s preferred stock. Pursuant to the Agreement, Kriz also agreed to grant to the Company a license to use certain of Kriz’s intellectual property until December 31, 2014 on an exclusive basis.

The Company executed the contemplated definitive Asset Purchase Agreement on October 31, 2014 (the "Agreement").  Following further negotiations after entering into the Letter, we agreed to issue Kriz 250,000 shares of our to be created Series B Convertible Preferred Stock (the "Stock Consideration") in exchange for Kriz's various source code, software programs and applications, compilations of code, software routines, subroutines and the like, patent applications, copyrights, trade secrets, know-how and other intellectual property which forms a proprietary information system designed to perform functions including but not limited to increasing the ability of retailers and manufacturers to connect with their end customers and to decrease the costs of sales/customers access (the “PIS”), which, after we acquire related intellectual property from other parties, of which there can be no guarantee, we will develop and market.  Pursuant to the Agreement, Kriz also assigned us all of the related trademarks.  We are required to issue the Stock Consideration within ten business days of Closing.  The transaction shall close when the assignments of the intellectual property are executed and delivered and the Stock Consideration is delivered.

The Agreement may be terminated by mutual written consent of both parties or by either party if the Closing does not occur by November 15, 2014.  Either party may also terminate the agreement if any event occurs that makes it impossible for such party to complete its closing conditions.

Pursuant to the Agreement, the Company’s Board of Directors designated the Series B Convertible Preferred Stock with an initial authorization of 1,000,000 shares and a stated value of $0.001 per share.  The Series B Convertible Preferred Stock shall (i) pay a quarterly dividend of $0.125, payable thirty days after the end of each fiscal quarter, (ii) convert at a 10 for 1 ratio, into shares of the Company's common stock, (iii) vote on an converted basis with the Common Stock, and (iv) following the six (6) month anniversary of the Closing, has a 10% per holder, per quarter conversion cap.  These and other final terms and conditions of the Series B Convertible Preferred Stock are set forth in a Certificate of Designation, which the Company filed with the Texas Secretary of State on November 5, 2014 and which it expects to be effectively shortly.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the nine months ended September 30, 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2013.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a development stage company formed in 2001. Prior to January 1, 2014, our business model was to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. Not gaining any traction or success within that industry and in an effort to increase shareholder value, in July 2014, the Board of Directors resolved to change the Company’s business to a Digital Out Of Home (DOOH) media company.  After several months of due diligence evaluating the business and market opportunity, as well as the competitive landscape of such industry, the Board of Directors believed this was a valuable opportunity of which the Company could take advantage.

During the nine months ended September 30, 2014, we focused on completing those actions necessary to implement our business plan. On September 2, 2014, we hired Robert Dragotta as the Company's President to begin implementing our business plan.  On September 24, 2014, we entered into Letter of Intent to acquire and license certain technology within the DOOH media field; we completed the acquisition of those assets via a definitive Asset Purchase Agreement on October 31, 2014. Additionally, we appointed a new board member, Brett Lyons, who has an extensive network and background in media and advertising.

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

Going Concern

We reported a net loss of $624,876 for the nine months ended September 30, 2014 and we have incurred net losses of approximately $2 million since inception through September 30, 2014.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

Plan of Operations

To date, we have funded our activities through debt and equity financing, as well as through working capital advances from a related party. In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $2,500,000. Given the development stage nature of our company and the current status of the capital markets, there are no assurances we will be able to raise the necessary capital. Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations.

As a result of the Asset Purchase Agreement we entered into with Carey Kriz on October 31, 2014 (filed as Exhibit 10.1 to our Current Report on Form 8-K on November 4, 2014), we have now launched phase I of our business strategy. Through this acquisition, we now own a suite of technologies that allows the Company to begin negotiating with potential customers. At this time we have limited operations and do not have any agreements or understandings with any customers, but we will continue to seek out DOOH media business opportunities to improve earnings and shareholder value. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding any future business combinations. There is no assurance that we will be able to negotiate future business combinations on terms favorable to the Company, if at all. (See Note 8 for additional information related to the Asset Purchase Agreement with Carey Kriz.)

Results of Operations

Our general and administrative expenses primarily include legal, accounting fees, and transfer agent fees.  General and administrative expenses increased for the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily as a result of increased professional fees.  We expect general and administrative expenses will increase significantly once we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Interest expense represents a non-cash expense representing interest on a note payable in the principal amount of $11,846 due to a former officer which is presently past due, as well as interest on a related party convertible note payable in the principal amount of $143,733 which matured in March 2012, and interest on the related party revolving line of credit.  Interest expense increased by $3,799 to $16,589 for the nine months ended September 30, 2014 compared to $12,790 for the nine months ended September 30, 2013. Interest expense increased by $1,954 to $6,264 for the three months ended September 30, 2014 compared to $4,310 for the three months ended September 30, 2013.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  As of September 30, 2014 we had a working capital deficit of $665,360 as compared to a working capital deficit of $429,829 as of December 31, 2013.  Our total liabilities increased approximately 32% as of September 30, 2014 from December 31, 2013 primarily related to increases in accrued interest and accrued payroll expenses.  Accounts payable decreased approximately 10% primarily due to payments to vendors which were funded by increases in a line of credit to a related party.

Net cash used by operating activities in the nine months ended September 30, 2014 was $145,722 as compared to net cash used by operating activities of $134 during the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, net cash used in operating activities included a decrease in accounts payable and accrued liabilities of $15,939, an increase in accrued interest of $16,588 and an increase in accrued payroll of $30,000. During the nine months ended September 30, 2013, net cash used in operating activities included an increase in accounts payable and accrued liabilities of $20,119 and an increase in accrued interest of $12,790.   We did not generate or use any cash from investing activities in either the nine months ended September 30, 2014 or the same period in 2013.  During the nine month period ended September 30, 2014, we received advances of $145,552 under a line of credit to a related party.  During the nine month period ended September 30, 2013, we did not generate or use any cash from financing activities.

We do not currently have any revenue producing operations and we are dependent upon availability under a $500,000 revolving line of credit extended to us by J.H. Brech LLC, a related party, in July 2011 to provide funds for our ongoing general and administrative expenses and satisfy our current obligations.  However, our access to this working capital line was in abeyance until December 2013. The Company received $26,010 in advances under the line of credit during the year ended December 31, 2013, and an additional $145,552 during the nine months ended September 30, 2014.  This credit line is not sufficient for the development of our operations.  We need to initially raise an additional $500,000 to fund the initial launch of our business plan.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the development stage nature of our company and the thinly traded nature of the public market for our common stock and our status as a shell company under Federal securities laws, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

Item 4.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended December 31, 2013 and the quarter ended September 30, 2014, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of December 31, 2013 or September 30, 2014, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ended September 30, 2014 or the end of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Other than as disclosed in the Annual Report on Form 10K for the year ended December 31, 2013, there have not been any changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 5.                  Other Information.

On August 7, 2014, the Company and J.H. Brech, LLC (“JHB”), a related party, entered into a First Letter of Addendum and First Amendment (the “Amendment”) to the March 29, 2010, 6% Commercial Promissory Note by and between the Company and JHB (the “Note”). Pursuant to the Amendment, the parties agreed to amend certain terms of the Note to those more aligned with the parties intent when they entered into the Note, the more significant of which include amending the conversion rights of the Note so that the entire principal and accrued interest may be converted, rather than just the principal as originally contemplated in the Note and to decrease the conversion price of the Note from $0.50 per share to $0.25 per share.  The foregoing description of the terms of the Amendment is qualified in its entirety by reference to the provisions of the entire Amendment, which is filed as Exhibit 10.1 to this Report and is incorporated by reference herein.

Item 6.                  Exhibits.

No.	Description
10.1	6% Commercial Promissory Note dated March 29, 2010 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K the Company filed with the SEC on April 14, 2010)
10.2	First Letter of Addendum and First Amendment between the Company and J.H. Brech, LLC, dated August 7, 2014 *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	Interactive Data Files *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atomic Paintball, Inc.
November 12, 2014	By: /s/ Darren C. Dunckel
Darren C. Dunckel, Chief Executive Officer and Principal Financial/Chief Accounting Officer