Form 10-K
period 2014-12-31
ATOMIC PAINTBALL INC
filed 2015-04-30
CIK 1269022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-53262

ATOMIC PAINTBALL, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2942917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

556 SILICON DR., SUITE 103, SOUTHLAKE, TX	76092
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(817) -416-6846

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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

☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes ☐ No

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

☒ Yes ☐ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $1,411,921.

As of April 29, 2015, the Registrant has 6,031,900 shares of common stock outstanding.

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

Unless specifically set forth to the contrary, when used in this Report the terms “Atomic PB,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2013” refers to the year ended December 31, 2013, and “2014” refers to the year ended December 31, 2014.

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS.

Overview

Following the year ended December 31, 2013, our Board of Directors approved the Company’s pursuing a change in the Company’s business.  As of the date of this Report, Management is focusing on becoming a Digital Out Of Home (DOOH) media company; the Board is also considering changing the Company's name to one that better reflects its new business. During the fiscal year ended December 31, 2013, we were a start-up company attempting to own and operate paintball facilities and to provide services and products in connection with paintball sport activities. Notwithstanding their efforts, it became apparent to management that investors were not going to fund our initial paintball business plans to the extent required and without the necessary funding, the Company was unable to carry out its plans.  Accordingly, earlier this year in 2014, after realizing that the previous business model was not producing sufficient revenues to provide our shareholders with adequate return or capital to carry out our operations, we decided to change our operations to one that will hopefully provide more value to our shareholders than our prior business.  Although management is working on several acquisitions to stake a place within the media industry, if we do not receive adequate funding and are unable to complete the anticipated acquisitions, management will pursue another industry as its main goal is to provide value to our shareholders.  As of the date of this Report, we are in the very early stages of potential acquisition transactions. As set forth below, management has made some progress on the acquisition front, but none have provided any true success yet.   As of the date of this Report, we have not generated any revenue from our new business strategy.

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

Prior to changing our business earlier in 2014, our goal was to provide the opportunity for our customers to play the most innovative gaming scenarios at the highest quality facilities, purchase all paintball equipment and supplies they need and have the opportunity to eat, rehydrate and relax at one convenient paintball park.  However, even now we continue to employ many of the same strategies to implement our new business initiative, albeit in a new industry: 1) Identify a Management Team of Experienced Media Executives Committed to Implementing Our Proposed Business Plan; 2) Identify, Evaluate and Prioritize Potential Acquisition Targets; 3) Negotiate with the Owners of Potential Acquisition Targets; and 4) Sign Purchase Agreements to Acquire Our Acquisition Targets.

Kriz Purchase Agreement

On October 31, 2014, we entered into an Asset Purchase Agreement (“Kriz Purchase Agreement”) with Carey Kriz (“Kriz”), pursuant to which we agreed to issue Kriz 250,000 shares of our Series B Convertible Preferred Stock (the "Stock Consideration") in exchange for Kriz's various source code, software programs and applications, compilations of code, software routines, subroutines and the like, patent applications, copyrights, trade secrets, know-how and other intellectual property which forms a proprietary information system designed to perform functions including but not limited to increasing the ability of retailers and manufacturers to connect with their end customers and to decrease the costs of sales/customers access (the “PIS”), which, after we acquire related intellectual property from other parties, of which there can be no guarantee, we will develop and market.  Pursuant to the agreement, Kriz also assigned us all of the related trademarks.   The transaction closed on November 10, 2014. We sought to file the certificate of designation for the Series B Convertible Preferred Stock (“Series B Certificate of Designation”) with Texas’ Secretary of State in November 2014, promptly after the closing of the transaction. However, we were recently informed by the Texas Secretary of State that the filing in November 2014 was rejected; the notices previously sent regarding this rejection were not received and therefore we were unaware of it until we recently sought to correct a typo in the filing. As of the date of this filing, we re-submitted the filing of the Series B Certificate of Designation and expect it to become effective within the next week.

Once effective, the Series B Convertible Preferred Stock (x) pays a quarterly dividend of $0.125, payable thirty days after the end of each fiscal quarter, (y) votes on an converted basis with the Common Stock; and (z) following the six (6) month anniversary of the issuance of any such shares, can be converted at a 10 for 1 ratio into shares of the Company's common stock, but has a 10% per holder, per quarter conversion cap and an ownership cap of 9.9% per holder.

We recorded the acquired intangible assets at the fair value of the preferred stock issued which approximated $865,000.

Sallah Purchase Agreement

On November 20, 2014, we entered into an Asset Purchase Agreement ("Sallah Purchase Agreement") with James D. Sallah, Esq. as Receiver ("Sallah" or "Receiver").  Sallah is the duly appointed receiver in Securities and Exchange Commission v. JCS Enterprises Inc., d/b/a JCS Enterprises Services Inc., et al. in the United States District Court for the Southern District of Florida (the "Court").  Solely in his capacity as receiver for JCS Enterprises Inc. d/b/a JCS Enterprises Services Inc., T.B.T.I., Inc. and My Gee Bo, Inc. (which are collectively referred to herein as the “Receivership Entities” or “Receivership Estate”), we submitted a bid to purchase from the Receiver certain Assets (as defined below) of the Receivership Estate for a purchase price of $1,536,971.75 (the "Purchase Price"), $25,000 of which was remitted by JH Brech on January 21, 2015 on our behalf and was recorded as a revolver advance and $75,000 of which we shall deposit as additional Earnest Money, which shall be returned to us if the sale is not consummated for reasons other than our default under the terms of the agreement (the entire transaction being referred to as the "Sale").  To the extent the Receiver is unable to deliver items of tangible personal property that total more than $37,500, the Purchase Price shall be reduced accordingly.  The Sale is subject to Court approval, and the Receiver has determined that the Sale shall be accomplished via an auction procedure, which is subject to overbid and therefore we may not be the final purchaser of the Assets.  On November 24, 2014, the Receiver started the process of obtaining Court approval by filing a Motion to approve the sale procedures and approve the sale.

The Assets consist of intellectual property, assumed contracts, equipment and inventory of the Receivership Entities to the extent of the Receiver's right, title and interest in such property, which property is described on Exhibit A to the Sallah Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 26, 2014  (collectively, the "Assets").  To the extent the Receivership Estate acquires, after November 20, 2014, interests in tangible or intangible property which pertain strictly to (a) the Assets and/or the business operations of JCS Enterprises Inc. and My Gee Bo, Inc., and (b) Assets listed on Exhibit A to the Sallah Purchase Agreement which are not currently assets of the Receivership Estate, the Receiver will deliver that property to us.  In connection with the purchase of the Assets, we are assuming certain liabilities, listed on Exhibit B to the Sallah Purchase Agreement, under various contracts and agreements contained on Exhibit A to the Sallah Purchase Agreement.

The companies comprising the Receivership Entities were involved in various capacities with, among other things, deploying virtual concierge machines (“VCMS”) at hotels, airports, stadiums and other locations.  VCMS were free-standing or wall-mounted machines, similar to automated teller machines, which allowed users to purchase products and view advertisements; advertising revenue was thereby generated.  In addition, one or more of such companies obtained rights to use a mobile device platform marketed to purchase products and services from a wireless device such a smart phone.  A downloaded computer application was programmed to act as a secure online vault that maintained a customer’s credit card account information so that the customer could make a purchase without using a physical credit card or entering credit card information.  These assets will allow us, upon completion of the Sale, to deploy VCMS into the market immediately.  In addition, there are several prior customer relationships that we believe will seek to reengage the Company to provide services if we are successful in our bid.  A significant portion of the operational software was created by or under the supervision of Carey Kriz, an individual unrelated to any of the companies comprising the Receivership Entities or their principals.  As mentioned above, by separate asset purchase agreement dated October 31, 2014, we are acquiring Mr. Kriz’s interests in all of his intellectual property, which intellectual property forms a proprietary information system designed to perform various functions including but not limited to increasing the ability of retailers and manufacturers to connect with their end customers and to decrease the costs of sales/customers access.

The closing of the sale of Assets is subject to various closing conditions, the most significant of which are: (a) the receipt of a Sale Procedures Order from the Court, which Order must approve, among other things, the overbid and auction procedures as well as set a date and time for the auction and a hearing to approve the sale to the successful bidder at the auction, (b) if there are other bidders, our successful overbid for the Assets, (c) financing for the Company, and (d) Court approval of the sale, to all of which there can be no guarantee.  Due to these hurdles, we may not be able to purchase the Assets and therefore, the Sale under the Agreement may not occur.

If someone else acquires the Assets due to his/her/its overbid, the Receiver shall (subject to Court approval in the Sale Procedures Order) pay us a break-up fee equal to $30,000, plus all reasonable and documented out-of-pocket costs, including attorney's fees incurred in connection with the proposed acquisition of the Assets and the agreement; provided however, that such total may not exceed 3% of the approved bid.

If we succeed as the purchaser of the Assets, we will take them "as is," which means they may be defective or in need of repair, which may be costly and time consuming.  We are however, as permitted by the agreement, taking this time to inspect the Assets and make copies of all documents we deem necessary for our anticipated use of the Assets.

The Sallah Purchase Agreement requires the closing to take place no later than February 28, 2015; however, we may waive this condition if necessary and hold the Closing later. The Agreement may be terminated by mutual written consent. Additionally, we may terminate the agreement by giving the Receiver notice prior to the closing if we are unable to carry out any of our obligations under the agreement or if the Court has not approved the auction procedures to our satisfaction and the break-up fee by December 31, 2014; however, we may waive this condition if necessary. The Receiver may terminate the agreement by giving us written notice prior to the closing if his ability to satisfy any of his closing conditions becomes impossible. All rights and obligations shall terminate upon termination of the agreement, and we shall not be entitled to any indemnification based on a breach of representation or warranty, unless such breach was due to actual fraud of the Receiver.

The Court entered a Sale Procedures Order on January 5, 2015. On February 18, 2015, we received a letter from Sallah claiming that we are in material default under the Sallah Purchase Agreement because we did not deposit the second earnest money of $75,000 upon the Court’s entry of the Sale Procedures Order. Sallah may claim that he is entitled to retain the first earnest money of $25,000 as partial payment of the Receiver’s damages under the Sallah Purchase Agreement and may pursue and preserve all of his rights under the agreement due to the alleged default, but Sallah has not terminated the agreement. The Sallah Purchase Agreement does not contain default provisions and because the Sale Procedures Order was not entered until after December 31, 2014, we may have defenses to any claim for the earnest money. In addition, questions arose regarding one of the assets subject to the Sallah Purchase Agreement. Accordingly we are working towards an amicable resolution with Sallah.

Although we originally anticipated closing in the second quarter of 2015, due to our cash position, we cannot be sure when we will close, if ever. As soon as sufficient funds are available, we intend to use them towards the payment of purchase price under an amended Agreement if the Agreement has not been previously terminated.

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

Employees

As of April 29, 2015, we had three full time employees.  Our executive officer provides certain services dedicated to current corporate and business development activities on an as needed part-time basis.

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

THERE IS SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our financial statements have been prepared assuming we will continue as a going concern. Since inception we have experienced recurring losses from operations, which losses have caused an accumulated deficit of $2,557,846 as of December 31, 2014. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  We anticipate that we will continue to incur losses in future periods until we are successful in developing revenue generating operations.  There are no assurances that we will be able to raise our revenues to a level which supports profitable operations and provides sufficient funds to pay our obligations.  If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

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

WE HAVE NOT GENERATED ANY REVENUES AND OUR ABILITY TO PAY OUR OPERATING EXPENSES IS DEPENDENT UPON ADVANCES FROM RELATED PARTIES.

For the fiscal year ended December 31, 2014, we reported a net loss of $1,171,654 and a net loss attributable to common stockholders of $1,188,977 as compared to a net loss and a net loss attributable to common stockholders of $40,109 for the fiscal year ended December 31, 2013.  We had a working capital deficit of $855,049 at December 31, 2014.  We have not yet begun generating revenue from our operations and are dependent upon advances from a related party to pay our operating expenses and the continued development of our business plan.  There are no assurances this related party will continue to advance funds to us that will satisfy our working capital needs until such time as we are able to raise additional capital or generate sufficient revenues to fund our operating expenses. While we seek ways to continue to operate by securing additional financing resources or alliances or other partnership agreements, we do not at this time have any commitments or agreements that provide for additional capital resources. Our financial condition and the going concern emphasis paragraph may also make it more difficult for us to maintain existing customer relationships and to initiate and secure new customer relationships.

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

Our sole officer devotes only approximately 50% of his time and attention to our business and he is engaged in other business endeavors which are unrelated to our company.  If his other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to implement our business plan. We cannot assure you that these potential conflicts of interest will be resolved in our favor.

PROVISIONS OF OUR ARTICLES OF INCORPORATION MAY DELAY OR PREVENT A TAKE-OVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

Our Articles of Incorporation authorize the issuance of up to 2,000,000 shares of preferred stock with such rights and preferences as maybe determined from time to time by our board of directors. Our board of directors may, without shareholder approval, issue additional classes of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. As of the date of this filing, we filed a certificate of designation with Texas Secretary of State to designate 1,000,000 shares of our preferred stock as Series B Convertible Preferred Stock, which offers dividends and certain other preferential terms over the common stock. (See, “Kriz Purchase Agreement” above.)

WE WERE NOT CURRENT IN OUR SEC FILINGS AND THEREFORE NOT IN COMPLIANCE WITH OUR REPORTING OBLIGATIONS UNDER THE EXCHANGE ACT; ACCORDINGLY, OUR SECURITIES WERE REMOVED BY OTC MARKETS FROM THE TIER OF OCTQB AND ARE NOW LISTED ON THE TIER OF OTC PINK.

Our securities were listed on the OTCQB under the symbol “ATOC” prior to 2012. Due to our incompliance with our reporting obligations under the Exchange Act, our securities no longer meet the standards of OTCQB since 2012 and are now listed on OTC Pink under the same symbol.

WE HAVE A SIGNIFICANT AMOUNT OF DEBT WHICH COULD IMPACT OUR ABILITY TO CONTINUE TO IMPLEMENT OUR BUSINESS PLAN.

We have incurred liabilities totaling $876,856 as of December 31, 2014, which includes $232,208 in accounts payable and accrued expenses, $104,475 in accrued payroll, accrued interest of $83,788 on our various debt obligations and accrued contingencies, $11,846 in notes payable which are past due, $143,733 in convertible notes payable to a related party which was due on March 29, 2012 and $300,806 on a line of credit to a related party, which was due on June 30, 2014.  We do not have adequate funds to satisfy the outstanding obligations. The outstanding notes provide that as a result of a default - failure to pay when due, the note holders could declare the notes immediately due and payable.  Unless we are able to restructure some or all of this debt, and raise sufficient capital to fund our continued development, our current operations do not generate sufficient cash to pay these obligations, when due. Accordingly, there can be no assurance that we will be able to pay these or other obligations which we may incur in the future and it is unlikely we will be able to continue as a going concern.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014 and 2013 based on the control criteria established in a report entitled Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as of December 31, 2014 and 2013. During its evaluation, as of December 31, 2014 our management identified material weaknesses in our internal control over financial reporting and other deficiencies as described in this annual report on Form 10-K. As a result, our investors could lose confidence in us, which could result in a decline in our stock price.

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

ITEM 2.                         DESCRIPTION OF PROPERTY.

Our principal executive offices are located at the offices of Pt Platinum Consulting, LLC, who provides consulting services to us. We do not currently pay monthly rent for the use of this office and the use of these facilities are included in our consulting arrangement with the consultant. We expect to continue to use these facilities until such time as we begin generating revenues from our operations.

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

	High	Low
2013
First quarter ended March 31, 2013	$0.19	$0.09
Second quarter ended June 30, 2013	$0.02	$0.09
Third quarter ended September 30, 2013	$0.04	$0.07
Fourth quarter ended December 31, 2013	$0.02	$0.07

2014
First quarter ended March 31, 2014	$0.45	$0.02
Second quarter ended June 30, 2014	$0.42	$0.13
Third quarter ended September 30, 2014	$1.35	$0.20
Fourth quarter ended December 31, 2014	$1.31	$0.40

2015
First quarter ended March 31, 2015	$1.20	$0.60

The last sale price of our common stock as reported on the Pink Sheets was $0.60 on April 28, 2015.  As of April 29, 2015, there were approximately 60 record owners of our common stock.

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

Our Series B Convertible Preferred Stock pays a quarterly dividend of $0.125, payable 30 days after the end of each fiscal quarter.

Recent Sales of Unregistered Securities

Information regarding any equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended, is set forth below. Each such transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated by the SEC, for sales not involving a public offering. Unless stated otherwise: (i) the securities were offered and sold only to accredited investors; (ii) there was no general solicitation or general advertising related to the offerings; (iii) each of the persons who received these unregistered securities had knowledge and experience in financial and business matters which allowed them to evaluate the merits and risk of the receipt of these securities, and that they were knowledgeable about our operations and financial condition; (iv) no one deemed to be an underwriter participated in, nor did we pay any commissions or fees to any underwriter in connection with the transactions; and, (v) each certificate issued for these unregistered securities contained a legend stating that the securities have not been registered under the Securities Act and setting forth the restrictions on the transferability and the sale of the securities. The securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

On October 31, 2014, we entered into an Asset Purchase Agreement with Carey Kriz, pursuant to which we agreed to issue Kriz 250,000 shares of our Series B Convertible Preferred Stock in exchange for Kriz's various source code, software programs and applications, compilations of code, software routines, subroutines and the like, patent applications, copyrights, trade secrets, know-how and other intellectual property. As of the date of this filing, we filed the Series B Certificate of Designation with Texas’ Secretary of State and expect it to become effective within the next week. Once effective, the Series B Convertible Preferred Stock (x) pays a quarterly dividend of $0.125, payable thirty days after the end of each fiscal quarter, (y) votes on an converted basis with the Common Stock; and (z) following the six (6) month anniversary of the issuance of any such shares, can be converted at a 10 for 1 ratio into shares of the Company's common stock, but has a 10% per holder, per quarter conversion cap and an ownership cap of 9.9% per holder. (For more information, please see “Part I. Item 1. Description of Business. Overview. Kriz Purchase Agreement” above.)

In connection with the closing of the Kriz transaction and in accordance with his employment agreement, we issued Darren Dunckel 500,000 shares of common stock.

Other than as disclosed above, we have not sold any securities during the period covered by this Report that were not registered under the Securities Act of 1933, as amended.

ITEM 6.                         SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operation for 2014 and 2013 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors, Cautionary Notice Regarding Forward-Looking Statements and Business sections in this Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Overview

We are a start-up company formed in 2001. Prior to January 1, 2014, our business model was to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at our facilities and through a website. Our actions taken for the paintball business have consisted of organizing our company, designing our business plan, including interviews with industry participants, visits to paintball field and retail facilities, evaluating website development firms, architectural firms, trademark attorneys, and suppliers of paintball markers, paintballs, and equipment, as well as real estate brokers. However, we have not gained any traction on our efforts and in an effort to increase shareholder value the Board of Directors has been evaluating different business opportunities. The opportunity to bid on existing assets in the DOOH media space that would allow the company to ramp up quickly with an existing business is what attracted the Board of Directors to this business. After several months of due diligence evaluating the business opportunity, the market opportunity and the competitive landscape, the Board of Directors made the decision to pursue this opportunity and earlier this year, our Board of Directors approved the Company’s pursuing of a change in our business to a DOOH media company.

Kriz Purchase Agreement

On October 31, 2014, we entered into an Asset Purchase Agreement (“Kriz Purchase Agreement”) with Carey Kriz, pursuant to which we agreed to issue Kriz 250,000 shares of our to be created Series B Convertible Preferred Stock in exchange for Kriz's various source code, software programs and applications, compilations of code, software routines, subroutines and the like, patent applications, copyrights, trade secrets, know-how and other intellectual property which forms a proprietary information system designed to perform functions including but not limited to increasing the ability of retailers and manufacturers to connect with their end customers and to decrease the costs of sales/customers access, which, after we acquire related intellectual property from other parties, of which there can be no guarantee, we will develop and market.  Pursuant to the agreement, Kriz also assigned us all of the related trademarks. The transaction closed on November 10, 2014. (For more information, please see “Part I. Item 1. Description of Business. Overview. Kriz Purchase Agreement”.)

Sallah Purchase Agreement

On November 20, 2014, we entered into an Asset Purchase Agreement (“Sallah Purchase Agreement”) with James D. Sallah, Esq. as Receiver ("Sallah" or "Receiver").  Sallah is the duly appointed receiver in Securities and Exchange Commission v. JCS Enterprises Inc., d/b/a JCS Enterprises Services Inc., et al. in the United States District Court for the Southern District of Florida (the "Court").  Solely in his capacity as receiver for JCS Enterprises Inc. d/b/a JCS Enterprises Services Inc., T.B.T.I., Inc. and My Gee Bo, Inc. (which are collectively referred to herein as the “Receivership Entities” or “Receivership Estate”), we submitted a bid to purchase from the Receiver certain Assets (as defined below) of the Receivership Estate for a purchase price of $1,536,971.75 (the "Purchase Price"), $25,000 of which was remitted by JH Brech on January 21, 2015 on our behalf and was recorded as a revolver advance and $75,000 of which we shall deposit as additional Earnest Money, which shall be returned to us if the sale is not consummated for reasons other than our default under the terms of the agreement (the entire transaction being referred to as the "Sale").  To the extent the Receiver is unable to deliver items of tangible personal property that total more than $37,500, the Purchase Price shall be reduced accordingly.  The Sale is subject to Court approval, and the Receiver has determined that the Sale shall be accomplished via an auction procedure, which is subject to overbid and therefore we may not be the final purchaser of the Assets.  On November 24, 2014, the Receiver started the process of obtaining Court approval by filing a Motion to approve the sale procedures and approve the sale.

The Assets consist of intellectual property, assumed contracts, equipment and inventory of the Receivership Entities to the extent of the Receiver's right, title and interest in such property, which property is described on Exhibit A to the Sallah Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 26, 2014  (collectively, the "Assets").  To the extent the Receivership Estate acquires, after November 20, 2014, interests in tangible or intangible property which pertain strictly to (a) the Assets and/or the business operations of JCS Enterprises Inc. and My Gee Bo, Inc., and (b) Assets listed on Exhibit A to the Sallah Purchase Agreement which are not currently assets of the Receivership Estate, the Receiver will deliver that property to us.  In connection with the purchase of the Assets, we are assuming certain liabilities, listed on Exhibit B to the Sallah Purchase Agreement, under various contracts and agreements contained on Exhibit A to the Sallah Purchase Agreement.

The companies comprising the Receivership Entities were involved in various capacities with, among other things, deploying virtual concierge machines (“VCMS”) at hotels, airports, stadiums and other locations.  VCMS were free-standing or wall-mounted machines, similar to automated teller machines, which allowed users to purchase products and view advertisements; advertising revenue was thereby generated.  In addition, one or more of such companies obtained rights to use a mobile device platform marketed to purchase products and services from a wireless device such a smart phone.  A downloaded computer application was programmed to act as a secure online vault that maintained a customer’s credit card account information so that the customer could make a purchase without using a physical credit card or entering credit card information.  These assets will allow us, upon completion of the Sale, to deploy VCMS into the market immediately.  In addition, there are several prior customer relationships that we believe will seek to reengage the Company to provide services if we are successful in our bid.  A significant portion of the operational software was created by or under the supervision of Carey Kriz, an individual unrelated to any of the companies comprising the Receivership Entities or their principals.

The Court entered into a Sale Order on January 5, 2015 . On February 18, 2015, we received a letter from Sallah claiming that we are in material default under the Sallah Purchase Agreement because we did not deposit the second earnest money of $75,000 upon the Court’s entry of the Sale Procedures Order. Sallah may claim that he is entitled to retain the first earnest money of $25,000 as partial payment of the Receiver’s damages under the Sallah Purchase Agreement and may pursue and preserve all of his rights under the agreement due to the alleged default, but Sallah has not terminated the agreement. The Sallah Purchase Agreement does not contain default provisions and because the Sale Procedures Order was not entered until after December 31, 2014, we may have defenses to any claim for the earnest money. In addition, questions arose regarding one of the assets subject to the Sallah Purchase Agreement. Accordingly we are working towards an amicable resolution with Sallah

Although we originally anticipated closing in the second quarter of 2015, due to our cash position, we cannot be sure when we will close, if ever. As soon as sufficient funds are available, we intend to use them towards the payment of purchase price under the Agreement if the Receiver has not previously terminated the Agreement.

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

Going Concern

We reported a net loss of $1,171,654 and a net loss attributable to common shareholders of $1,188,977 for 2014 and we have an accumulated deficit of $2,557,846 at December 31, 2014. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Plan of Operations

To date, we have funded our activities through debt as well as through working capital advances from a related party. In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $3,500,000. Given the nature of our company and the current status of the capital markets, there are no assurances we will be able to raise the necessary capital. Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations. However, assuming we are able to raise the capital, we expect to begin the launch of phase one of operating plans within six to nine months of receiving the capital.

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

Results of Operations

For the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

During the years ended December 31, 2014 and 2013, we did not recognize any revenue from our operations.  We do not expect to recognize revenues from our operations in 2015, as management is focused on raising sufficient capital to fund the further development of our company.

During the year ended December 31, 2014, we recognized operational expenses of $1,147,115 compared to $23,007 during the year ended December 31, 2013.  The increase of $1,124,108 or 4,886% was the result of increased accounting and auditing fees of $54,044, increased legal fees of $102,995 and various filing and administrative costs incurred to establish current reporting and compliance for a public company. In addition, salaries and stock-based compensation expenses increased $660,602as we actively sought financing and pursued our business plan. Of the increase in salaries, $584,900 was paid in stock. We issued 250,000 to our chief executive officer as a signing bonus and 500,000 shares as a bonus for closing the Kriz Purchase Agreement as well as 20,000 shares per month in salary. We also issued 200,000 share valued at approximately $1.00 per share to an investment banker to assist the company in capital raising.

We expect that these expenses will increase during 2015 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Material Changes in Financial Condition

From December 31, 2013 to December 31, 2014 cash and cash equivalents decreased from $200 to $140.  Total current liabilities increased from $430,029 to $876,856.  The increase in total current liabilities of $446,827 was attributable to an increase in accounts payable and accrued liabilities of $121,482 and an increase in accrued interest of $24,539. Current liabilities increased as a result of reclassifying our line of credit of $300,806 to current liabilities as a result of the maturity of the line of credit.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At December 31, 2014, we had a working capital deficit of $855,049 as compared to a working capital deficit of $429,829 at December 31, 2013. Historically we have relied upon debt funding and advances and loans from related parties to fund our cash needs.  Our current liabilities increased $446,827 at December 31, 2014 from December 31, 2013 primarily related to an increase in accounts payable and accrued liabilities of $121,482, an increase in accrued interest of $24,539, and the reclassification of our revolver of $300,806 to current liabilities as of December 31, 2014.

As of December 31, 2014 we have $456,385 principal amount and $83,788 of accrued interest due under the terms of various promissory notes.  These notes, which are unsecured, are all in default and we do not have sufficient funds to repay these obligations.  As a result of the default, the note holders could enforce their rights under these notes at any time.

Net cash used in operating activities for the year ending December 31, 2014 was $178,511 as compared to net cash used in operating activities of $25,944 for the year ending December 31, 2013.  During the year ending December 31, 2014, net cash used in operating activities included an increase in accounts payable and accrued liabilities and an increase in accrued payroll and interest.  We did not generate or use any cash from investing activities as of December 31, 2014 and December 31, 2013.  Net cash provided by financing activities for the year ended December 31, 2014 was $178,451 from a related party line of credit, compared with $26,010 for the year ended December 31, 2013.

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

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 583-2263

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Atomic Paintball, Inc.

Southlake, Texas

We have audited the accompanying balance sheets of Atomic Paintball, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2014. Atomic Paintball, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atomic Paintball, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2015 raise substantial doubt about its ability to continue as a going concern. The 2014 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

/s/ LBB & Associates Ltd., LLP

Houston, Texas

April 24, 2015

ATOMIC PAINTBALL, INC.

BALANCE SHEETS

	DECEMBER 31,
	2014	2013

Current Assets
Cash & cash equivalents	$140	$200
Prepaid expenses	21,667	-
Total Current Assets	21,807	200

Long Term Assets
Software and related intangible assets	865,000	-
Other assets	36,111	-
Total Long-term Assets	901,111	-

TOTAL ASSETS	$922,918	$200

Current Liabilities

Accounts payable and accrued expenses	$232,208	$163,003
Accrued payroll	104,475	52,198
Accrued interest	83,788	59,249
Note payable - related party	11,846	11,846
Convertible note payable - related party	143,733	143,733
Line of credit - related party	300,806	-
Total Current Liabilities	876,856	430,029

Line on credit - related party	-	122,355
Total Liabilities	876,856	552,384

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value; 400,000 shares authorized no shares issued and outstanding at December 31, 2014 and December 31, 2013	-	-
Series B Cummulative Convertible Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 250,000 and no shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively; liquidation preference $250, plus unpaid dividends	250	-
Common Stock, no par value: 10,000,000 shares authorized, 5,238,549 anad 4,418,549 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,141,490	629,790
Additional paid in capital	1,462,168	204,218
Accumlated deficit	(2,557,846)	(1,386,192)
Total Stockholders' Equity (Deficit)	46,062	(552,184)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$922,918	$200

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

OPERATING EXPENSES

General and Administrative	$1,147,115	$23,007
Depreciation and amortization	-	-

Total Operating Expenses	1,147,115	23,007

OPERATING LOSS	(1,147,115)	(23,007)

OTHER INCOME (EXPENSE)
Interest Expense	(24,539)	(17,102)

Loss before Income Taxes	(1,171,654)	(40,109)

Income tax expense	-	-

NET LOSS	(1,171,654)	(40,109)

Preferred Dividends	17,323	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,188,977)	$(40,109)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.25)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic & Diluted	4,684,138	4,418,549

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

December 31, 2014 and 2013

	Series A		Series B					Accumulated
	Preferred Stock		Preferred Stock		Paid in	Common Stock		deficit
	Shares	Amount	Shares	Amount	Capital	Shares	Amount		Total

	#	$	#	$	$	#	$	$	$

Balance at January 1, 2013	-	-	-	-	$204,218	4,418,549	$629,790	$(1,346,083)	$(512,075)
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(40,109)	(40,109)
Balance at December 31, 2013	-	-	-	-	204,218	4,418,549	629,790	(1,386,192)	(552,184)
Series B preferred stock for software	-	-	250,000	250	864,750	-	-	-	865,000
Common stock issued for services	-	-	-	-	-	720,000	446,700		446,700
Common stock to be issued for services	-	-	-	-	393,200	-	-	-	393,200
Common stock issued for prepaid expenses and other assets	-	-	-	-	-	100,000	65,000	-	65,000
Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	(1,171,654)	(1,171,654)
Balance at December 31, 2014	-	$-	250,000	$250	$1,462,168	5,238,549	$1,141,490	(2,557,846)	$46,062

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS	$(1,171,654)	$(40,109)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH (USED IN) OPERATING ACTIVITIES
Common stock issued for services rendered	839,900	-
Amortization of prepaid expenses and other assets	7,222	-
CHANGES IN OPERATING ASSETS & LIABILITIES
Increase (Decrease) in accounts payable and accrued expenses	69,205	(2,937)
Increase in accrued payroll and interest	76,816	17,102
Total Cash Flow Used In Operating Activities	(178,511)	(25,944)

CASH FLOW FROM INVESTING ACTIVITIES
Total Cash Flow Used In Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Line of Credit - Related Party	178,451	26,010
Total Cash Flow Provided By Financing Activities	178,451	26,010

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	(60)	66

Cash and Cash Equivalents at the beginning of the period	200	134
Cash and Cash Equivalents at the end of the period	$140	$200

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Series B Preferred stock issued for software	$865,000	$-
Common stock issued for prepaid expenses and other assets	$65,000	$-

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2014 and 2013

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Atomic Paintball, Inc. (the “Company”) was incorporated on May 8, 2001 in the State of Texas. As of December 31, 2013, the Company planned to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its yet to be established facilities and through a website.

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

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Convertible note payable – related party – December 31, 2013	$-	$-	$143,733

Convertible note payable – related party – December 31, 2014	$-	$-	$143,733

Software and related intangible assets	$-	$865,000	$-

Stock Compensation

The Company follows FASB Accounting Standards Codification 718 – Compensation – Stock Compensation for share based payments to employees.  The Company follows FASB Accounting Standards Codification 505 for share based payments to Non-Employees.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding as of December 31, 2014 and 2013.

Dividends

Preferred stock

The Series B Convertible Preferred Stock issuable pursuant to the transaction that closed on November 10, 2014 has a cumulative quarterly dividend of $0.125 per share, payable thirty days after the end of each fiscal quarter. The dividend is prorated for the portion of the quarter that the shares are outstanding. The Company sought to file the certificate of designation of the Series B Convertible Preferred Stock (“Series B Certificate of Designation”) with Texas’ Secretary of State in November 2014; however, the Company was recently informed by Texas’ Secretary of State that the filing in November 2014 was rejected. The Company recently re-submitted the filing of the Series B Certificate of Designation and expect it to become effective within the next week. Notwithstanding the aforementioned event, and given the unfortunate rejection of the initial filing, the Company agreed to accumulate dividends for the Series B Convertible Preferred Stock as of the closing date of the Kriz transaction. The cumulative dividends for the Series B Convertible Preferred Stock were $17,323 for the year ended December 31, 2014. The dividends have not been declared or paid.

Common stock

The Company has not adopted any policy regarding payment of dividends of common stock. No common stock dividends have been paid during the periods shown.

Income Taxes

The Company provides for income taxes in accordance with ASC 740 – Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes.

Long-Lived Assets

We review our long-lived assets, which include intangible assets subject to amortization, for recoverability whenever events or changes in circumstances indicate that the carrying amount of such long-lived asset or group of long-lived assets (collectively referred to as "the asset") may not be recoverable. Such circumstances include, but are not limited to:

●	a significant decrease in the market price of the asset;
●	a significant change in the extent or manner in which the asset is being used;
●	a significant change in the business climate that could affect the value of the asset;
●	a current period loss combined with projection of continuing loss associated with use of the asset;
●	a current expectation that, more likely than not, the asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

We continually evaluate whether such events and circumstances have occurred. When such events or circumstances exist, the recoverability of the asset's carrying value shall be determined by estimating the undiscounted future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset. As of December 31, 2014 and 2013, no such impairment has occurred. To the extent such events or circumstances occur that could affect the recoverability of our long-lived assets, we may incur charges for impairment in the future.

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

Advertising

The Company expenses advertising as incurred. For the years ended December 31, 2014 and 2013, advertising expense was $0.

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

Recently issued accounting pronouncements

In June 2014, the FASB issued Accounting Standards Update, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 910, Consolidation (ASU 2014-10). ASU 2014-10 eliminates the designation of “Development Stage Entity” in the codification and the incremental reporting requirements associated with this designation. This update allows an entity currently designated as “development stage” to remove the designation from its financial statements and the inception-to-date information from its statements of income, cash flows and shareholders’ equity. This guidance is effective for fiscal years beginning after December 15, 2014. Early adoption is allowed, and the Company adopted this pronouncement commencing with its financial statements as of December 31, 2013, removing the “development stage entity” designation and associated information no longer required.

In August 2014, the FASB issued a new Accounting Standards Update, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 provides guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and, if such conditions exist, to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this guidance when effective and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

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

The income tax benefit for the periods ending December 31, 2014 and 2013 was approximately $398,000 and $14,000, respectively, offset by change in valuation allowances of the same amount.  The difference between the effective rate and the statutory rate is the result of the change in the valuation allowance.

At December 31, 2014 the Company had an unused net operating loss carry over of approximately $2.5 million that is available to offset future taxable income.  It expires beginning 2027.  The Company’s historical losses may not be available to the Company due to recent change in control.  Any deferred tax assets available to the Company at December 31, 2014 would be offset by a valuation allowance of the same amount, resulting in a deferred tax amount of $0.

The Company has filed no income tax returns since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. For the year ended December 31, 2014, the Company had incurred a net loss of $1,171,654 and a net loss attributable to common stockholders of $1,188,977.  The accumulated deficit at December 31, 2014 totaled $2,557,846. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – ACQUISITIONS AND ACQUISITION AGREEMENTS

Acquisition of Software and Related Intangible Assets For Series B Preferred Stock

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

The Company executed the contemplated definitive Asset Purchase Agreement on October 31, 2014 (the "Agreement"). Following further negotiations after entering into the Letter, we agreed to issue Kriz 250,000 shares of our to be created Series B Convertible Preferred Stock (the "Stock Consideration") in exchange for Kriz's various source code, software programs and applications, compilations of code, software routines, subroutines and the like, patent applications, copyrights, trade secrets, know-how and other intellectual property which forms a proprietary information system designed to perform functions including but not limited to increasing the ability of retailers and manufacturers to connect with their end customers and to decrease the costs of sales/customers access (the “PIS”), which, after we acquire related intellectual property from other parties, of which there can be no guarantee, we will develop and market. Pursuant to the Agreement, Kriz also assigned us all of the related trademarks. The transaction closed when the assignments of the intellectual property were executed and delivered. We sought to file the Series B Certificate of Designation with Texas’ Secretary of State in November 2014, promptly after the closing of the transaction; however, we were recently informed by Texas Secretary of State that the filing in November 2014 was rejected. As of the date of this filing, we re-submitted the filing of the Series B Certificate of Designation and expect it to become effective within the next week. The Stock Consideration was issued after we made the initial filing and before we were aware it was rejected and the Company considers outstanding; however, it is not actionable until the designation is effective.

The fair value of the acquired assets was not readily determinable because the acquired assets have not been marketed on a stand- alone basis. Therefore we valued the transaction at the estimated fair value of the cumulative convertible preferred stock issued using a dual model approach. The first model valued the preferred stock using discounted cash flows of the preferred stock dividends that considered the limited operating history of the Company. The second model valued the preferred stock based on the equivalent number of shares of common stock that are issuable upon conversion on an as converted basis. The dual model approach resulted in a valuation of the 250,000 shares of cumulative convertible preferred stock of $865,000. There were no transaction costs associated with transaction and the acquired assets were valued by the same amount and are recorded as Software and related intangible assets on the balance sheet.

Sallah Purchase Agreement

On November 20, 2014, we entered into an Asset Purchase Agreement (“Sallah Purchase Agreement”) with James D. Sallah, Esq. as Receiver ("Sallah" or "Receiver").  Sallah is the duly appointed receiver in Securities and Exchange Commission v. JCS Enterprises Inc., d/b/a JCS Enterprises Services Inc., et al. in the United States District Court for the Southern District of Florida (the "Court").  Solely in his capacity as receiver for JCS Enterprises Inc. d/b/a JCS Enterprises Services Inc., T.B.T.I., Inc. and My Gee Bo, Inc. (which are collectively referred to herein as the “Receivership Entities” or “Receivership Estate”), we submitted a bid to purchase from the Receiver certain Assets (as defined below) of the Receivership Estate for a purchase price of $1,536,971.75 (the "Purchase Price"), $25,000 of which was remitted by JH Brech on January 21, 2015 on our behalf and was recorded as a revolver advance and $75,000 of which we shall deposit as additional Earnest Money, which shall be returned to us if the sale is not consummated for reasons other than our default under the terms of the agreement (the entire transaction being referred to as the "Sale").  To the extent the Receiver is unable to deliver items of tangible personal property that total more than $37,500, the Purchase Price shall be reduced accordingly.  The Sale is subject to Court approval, and the Receiver has determined that the Sale shall be accomplished via an auction procedure, which is subject to overbid and therefore we may not be the final purchaser of the Assets.  On November 24, 2014, the Receiver started the process of obtaining Court approval by filing a Motion to approve the sale procedures and approve the sale.

The Assets consist of intellectual property, assumed contracts, equipment and inventory of the Receivership Entities to the extent of the Receiver's right, title and interest in such property, which property is described on Exhibit A to the Sallah Purchase Agreement, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 26, 2014  (collectively, the "Assets").  To the extent the Receivership Estate acquires, after November 20, 2014, interests in tangible or intangible property which pertain strictly to (a) the Assets and/or the business operations of JCS Enterprises Inc. and My Gee Bo, Inc., and (b) Assets listed on Exhibit A to the Sallah Purchase Agreement which are not currently assets of the Receivership Estate, the Receiver will deliver that property to us.  In connection with the purchase of the Assets, we are assuming certain liabilities, listed on Exhibit B to the Sallah Purchase Agreement, under various contracts and agreements contained on Exhibit A to the Sallah Purchase Agreement.

The companies comprising the Receivership Entities were involved in various capacities with, among other things, deploying virtual concierge machines (“VCMS”) at hotels, airports, stadiums and other locations.  VCMS were free-standing or wall-mounted machines, similar to automated teller machines, which allowed users to purchase products and view advertisements; advertising revenue was thereby generated.  In addition, one or more of such companies obtained rights to use a mobile device platform marketed to purchase products and services from a wireless device such a smart phone.  A downloaded computer application was programmed to act as a secure online vault that maintained a customer’s credit card account information so that the customer could make a purchase without using a physical credit card or entering credit card information.  These assets will allow us, upon completion of the Sale, to deploy VCMS into the market immediately.  In addition, there are several prior customer relationships that we believe will seek to reengage the Company to provide services if we are successful in our bid.  A significant portion of the operational software was created by or under the supervision of Carey Kriz, an individual unrelated to any of the companies comprising the Receivership Entities or their principals.

The Court entered into a Sale Order on January 5, 2015. However, on February 18, 2015, we received a letter from Sallah claiming that we are in material default under the Agreement because we did not deposit the second earnest money of $75,000 upon the Court’s entry of the Sales Order. Sallah claims that he is entitled to retain the first earnest money of $25,000 as partial payment of the Receiver’s damages under the Agreement and may pursue and preserve all of his rights under the Agreement due to the alleged default. The Agreement does not contain default provisions and we are working towards an amicable resolution with Sallah. As of the filing date of this report, the Company is in negotiations with Sallah to make the second deposit of $75,000 and has not recieved any withdrawal notices to indicate the Company is not the preferred bidder.

Although we originally anticipated closing in the second quarter of 2015, due to our cash position, we cannot be sure when we will close, if ever. As soon as sufficient funds are available, we intend to use them towards the payment of purchase price under the Agreement if the Receiver has not previously terminated the Agreement.

NOTE 5 - NOTE PAYABLE – RELATED PARTY

Our former President and then sole director, Barbara J. Smith, loaned us a total of $11,846 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of December 31, 2014 and 2013 accrued interest amounted to $8,674 and $7,899, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and was due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC has the right to convert all or part of the principal balance and accrued interest due under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share. On August 7, 2014, the Company executed a First Letter of Addendum and First Amendment to the Note which provided for the conversion of all or any part of the outstanding principal and unpaid principal and /or unpaid interest of the Note into shares of the Company’s common stock at a conversion price of $0.25 per share. At December 31, 2014 and 2013, accrued interest amounted to $41,112 and $32,440, respectively. Although this Note is past due and we have not made the contractual payments, J.H. Brech LLC has not declared a default as of the date of this Report.

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

As of December 31, 2014 and 2013, the Company recorded an accrual of $52,198 for salary owed to Don Mark Dominey which is included in accrued payroll. On February 21, 2012, Don Mark Dominey resigned as the Company’s Chief Executive Officer to facilitate the hiring of Darren C. Dunckel.  The Board then appointed Mr. Dunckel as Chief Executive Officer and Chairman of the Board.  There were no disagreements between Mr. Dominey and our Company that led to his resignation.

NOTE 7 - REVOLVING LINE OF CREDIT – RELATED PARTY

On July 13, 2011, the Company entered into an 8% revolving line of credit with J.H. Brech LLC, a related party, to provide access to funding for its operations up to $500,000. The principal hereof outstanding and any unpaid accrued interest thereon shall be due and payable on the date which is the earlier of (i) three years from the date of this Note, or (ii) the date on which the Company receives at least $1.5 million in gross proceeds through one or a series of transactions (the "Maturity Date"). This Note shall bear interest on the unpaid principal balance from time to time outstanding, until paid, at the rate of eight percent (8%) per annum. Interest shall be payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  On August 28, 2014, the Company executed a First Letter of Addendum and First Amendment (the “Amendment”) to the July 13, 2011, 8% Revolving Credit Note by and between the Company and JHB (the “Note”). Pursuant to the Amendment, the parties agree to amend the conversion rights of the Note to extend to the principal balance of the Note, rather than just the interest and also to decrease the conversion price of the Note from $0.50 per share to $0.25 per share, effective September 1, 2014.

As of December 31, 2014 and 2013, we owed $300,806 and $122,355 in principal, and accrued interest of $34,002 and $18,910, respectively.  Funding under this line of credit was in abeyance until December 2013.  The Company received $178,451 in advances under the line of credit during the year ended December 31, 2014 and an additional $192,295 subsequent to December 31, 2014.  In the meantime, management is evaluating other, short-term, related party financing.

Interest is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011.  The principal and accrued interest was due on July 13, 2014.  As a result, the revolver was reclassified to current liabilities as of December 31, 2014. At our sole discretion, we can pay the interest in shares of our common stock valued as follows:

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

NOTE 8 - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

We were authorized to issue up to 2,000,000 shares of preferred stock, no par value at the sole discretion of our Board of Directors in such series, and with such designations, rights, preference and restrictions, as shall be stated and expressed in the resolution(s) providing for the creation and issuance of such preferred stock.

Pursuant to the acquisition of software and related intangible assets for series B preferred stock described on Note 4, the Company’s Board of Directors designated the Series B Convertible Preferred Stock with an initial authorization of 1,000,000 shares and a stated value of $0.001 per share. The Series B Convertible Preferred Stock (x) pays a quarterly dividend of $0.125, payable thirty days after the end of each fiscal quarter, (y) votes on an converted basis with the Common Stock, and (z) following the six (6) month anniversary of the issuance of any such shares, can be converted at a 10 for 1 ratio into shares of the Company's common stock, but has a 10% per holder, per quarter conversion cap and an ownership cap of 9.9% per holder. These and other final terms and conditions of the Series B Convertible Preferred Stock are set forth in a Certificate of Designation, which the Company filed with the Texas Secretary of State and expected to become effective within the next week of this filing.

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

We did not issue any shares during the year ended December 31, 2013.

On July 30, 2014, 250,000 shares of common stock valued at $55,000 were issued to Ryan G. Leeds pursuant to a consulting contract for marketing services.

On August 25, 2014, 100,000 shares of common stock valued at $65,000 were issued to Ryan Buchanan for a three year marketing, web development and graphics design consulting services contract. The contract was capitalized as prepaid expenses and is amortized at over three years at $1,806 per month. The unamortized balance at December 31, 2014 was $57,778 and is included in prepaid expenses and other assets.

On September 18, 2014, 200,000 shares of common stock valued at $200,000 were issued to Delaney Equity Group pursuant to an agreement for financial advisory and investment banking services.

On September 30, 2014, 250,000 shares of common stock valued at $177,500 were issued pursuant to the Company’s employment agreement with Darren Dunckel, the Company’s CEO.

On each of September 30, 2014, October 31, 2014, November 30, 2014 and December 31, 2014, 20,000 shares of common stock were required to be issued pursuant to the Company’s employment agreement with Darren Dunckel, the Company’s CEO. The shares were recorded based on the closing price of the Company’s stock on the respective grant dates and were valued at $14,200, $17,000, $14,000 and $22,200. 60,000 of these shares were issued in 2015.

On November 10, 2014, 500,000 shares of common stock were required to be issued to Darren Dunckel pursuant to his employment agreement and in connection with the closing of the Kriz transaction. The shares were valued at $340,000 on the grant date. The shares were issued in 2015.

2010 Stock Option and Award Incentive Plan

The 2010 Plan was approved by our stockholders at our 2010 annual meeting in June 2010.  The 2010 Plan provides for the grant of stock options to our directors, officers, employees, consultants, and advisors and is administered by a committee consisting of members of the Board of Directors, or in its absence, the Board of Directors.  The 2010 Plan provides for a total of 2,000,000 shares of common stock to be reserved for issuance subject to options.  Proportionate adjustments will be made to the number of shares of common stock subject to the 2010 Plan in the event of any change in our capitalization affecting our common stock, such as a stock split, reverse stock split, stock dividend, combination, recapitalization, or reclassification.  The Board or the committee, subject to Board approval, may also provide additional anti-dilution protection to a participant under the terms of such participant's option agreement or otherwise.  Shares of common stock subject to option grants that are canceled, terminated, or forfeited will again be available for issuance under the 2010 Plan. As of December 31, 2014 there were no options or other grants outstanding under the 2010 Plan.

2003 Stock Incentive Plan

Our Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003. The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants. A total of 2,000,000 shares of our common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan. For the year ended December 31, 2014, the Company granted 830,000 shares of stock to Darren Dunckel under the 2003 plan.

NOTE 9.            COMMITMENTS AND CONTINGENCIES

At management’s option, the Company has the right to convert $94,362 of legal invoices included in accounts payable to common stock. In March 2015, the Company issued 200,000 of common stock in settlement of the past due legal invoices.

Management is not aware of any pending or threatened litigation involving the Company.

NOTE 10.           SUBSEQUENT EVENTS

On March 19, 2015, 60,000 shares of common stock valued at $36,000 were issued to Brett Lyons pursuant to an agreement for Mr. Lyons to serve as director of the Company.

On March 19, 2015, 100,000 shares of common stock valued at $ 60,000 were issued to Pt Platinum Consulting, LLC for accounting services.

On March 19, 2015, 93,351 shares of common stock valued at $56,011 were issued to Christopher Roberts IR pursuant to an agreement for Mr. Roberts to provide an effective investor outreach and communications strategy.

Subsequent to December 31, 2014, the Company issued 540,000 shares owed to Darren Dunckel as of December 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework-2013.  Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 due to the existence of the material weaknesses as of December 31, 2014, discussed below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected in the following areas:

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

●

Failure to timely file reports due under the Securities Exchange Act of 1934, as amended.  Failure to timely file all period reports on Form 10-K and Form 10-Q for the past three years; however, with this filing, we are current with our periodic reports.

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

Remediation Plan for Material Weaknesses

The material weaknesses described above in "Management's Report on Internal Control Over Financial Reporting" comprise control deficiencies that we discovered.

Management formulated a remediation plan in the first quarter of 2014 that we will continue to implement in our fiscal year 2015, as capital permits, which includes: (i) developing a set of policies and procedures to address inadequacies described above; and (ii) augmenting and allowing for additional training and education for select members of our financial staff.  In addition, efforts will be made to segregate the data initiation and preparation processes from the data entry process in order to ensure that different employees prepare data as compared to those who enter data into the financial system.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

If capital allows, we shall implement the measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” will be implemented during our fiscal year 2015, and will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.          Other Information.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table and text set forth the names and ages of all directors and executive officers as of April 29, 2015. On June 25, 2014, Messrs. Stone and Schmidt submitted their resignations as directors of the Company. There were no disagreements between Mr. Stone and our Company, or between Mr. Schmidt and our Company, that led to their resignations. On August 29, 2014, our Board of Directors approved an appointment of Mr. Robert Dragotta as our President. On October 14, 2014, our Board of Directors appointed Mr. Brett Lyons as the second member of our Board of Directors. As of the date of this filing, Messrs. Dunckel and Lyons are the only directors of the Company; Mr. Dragotta was removed from his position as our President on April 3, 2015.

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

Name	Age	Position
Darren C. Dunckel	46	CEO and Director
Brett Lyons	47	Director

Darren C. Dunckel, CEO and Chairman.  Mr. Dunckel served as Chief Executive Officer and Director at Forex International Trading Corp. from 2010 to 2011. Under his direction, Forex International Trading went from a development stage shell corporation to a fully reporting operating company. From 2005 to 2010, Mr. Dunckel served as the President of several privately owned companies. As President, he oversaw management of real estate acquisitions, development and sales in the United States and overseas. In addition, from September 2007 to April 2009 Mr. Dunckel served on the Board of Directors of Emvelco Corp., a publically traded company. From 2004 to 2010, Mr. Dunckel served as the President of My Daily Corporation, a development stage financial services company. From 2002 through 2004, Mr. Dunckel was Vice President, Regional Director for the Newport Group managing a territory for financial and consulting services. From 2000 to 2002, Mr. Dunckel was Vice President, Regional Director for New York Life Investment Management consulting with financial advisors and corporations with respect to investments and financial services.

Brett Lyons, Director. Mr. Lyons has vast experience delivering partnerships across multiple content channels including television, digital, social, gaming, comedy, sports, cause-marketing and live events.  He has also developed, sold and executed brand content partnerships for many nationally recognized consumer brands.  In February 2013, Mr. Lyons co-founded Uptick Integrations, LLC, which exploits long form direct respond media for brand partnership.  Later, in August 2013, he co-founded Total Premium, LLC, which develops and sells branded multi-channel partnerships across premium digital contents.  Prior to this, from 2008 through today, Mr. Lyons serves as the CEO and President for Match Entertainment, LLC.  Mr. Lyons received his Bachelor of Arts in Communications from the University of Southern California.

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

Corporate Governance

Our Board of Directors has two directors and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent; none of our current directors are independent.

Due to our lack of operations and size, we do not have an Audit Committee. Furthermore, since we are not currently listed on a national securities exchange, we are not subject to any listing requirements mandating the establishment of any particular committees.  For these same reasons, we did not have any other separate committees during fiscal 2014; all functions of a nominating committee, audit committee and compensation committee were performed by our whole board of directors.  Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges as necessary. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.”

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

Based on our review of copies of such reports, the following reports are failed to be filed pursuant to Section 16(a) of the Exchange Act:

Name of Filer	Date of Event	Description of Event
Robert Dragotta	August 28, 2014	Appointment as President
Darren Dunckel	Throughout 2014	Issuance of a total of 830,000 shares of common stock

Except as disclosed above, we believe that there was compliance with all filing requirements of Section 16(a) applicable to our officers, directors and 10% stockholders during fiscal year 2014.

Code of Business Conduct, Code of Ethics and Code of Ethics for Financial Professionals

We have adopted a Code of Business Conduct and Ethics to provide guiding principles to all of our employees, Chief Executive Officer and senior financial officers. Our Code of Business Conduct and Ethics does not cover every issue that may arise, but it sets out basic principles to guide our employees and provides that all of our employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. Any employee who violates our Code of Business Conduct and Ethics will be subject to disciplinary action, up to and including termination of his or her employment.   Generally, our Code of Business Conduct and Ethics provides guidelines regarding:

●	compliance with laws, rules and regulations;
●	conflicts of interest;
●	insider trading;
●	corporate opportunities;
●	competition and fair dealing;
●	discrimination and harassment;
●	health and safety;
●	record keeping;
●	confidentiality;
●	protection and proper use of company assets;
●	payments to government personnel;
●	waivers of the Code of Business Conduct and Ethics;
●	reporting any illegal or unethical behavior; and
●	compliance procedures.

The Code of Ethics also subjects our Chief Executive Officer and senior financial officers to specific policies regarding:

●	disclosures made in our filings with the Securities and Exchange Commission;
●	deficiencies in internal controls or fraud involving management or other employees who have a significant role in our financial reporting, disclosure or internal controls;
●	conflicts of interests; and
●	knowledge of material violations of securities or other laws, rules or regulations to which we are subject.

Our codes of ethics are attached as exhibits to this Form.  Additionally, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct, the Code of Ethics and/or the Code of Ethics for Financial Professionals, by written request to, 556 Silicon Dr., Suite 103, Southlake, Texas  76092.

ITEM 11.        EXECUTIVE COMPENSATION.

We did not issue any compensation exceeding $100,000 in the last two fiscal years.

The following table sets forth the compensation paid to our officers for services rendered during the preceding two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Darren C. Dunckel, CEO	2014	20,000	25,000	584,900						629,900
Darren C. Dunckel, CEO	2013	-	-	-						-
Robert Dragotta, President (1)	2014	-	-	-				6,875	(1)	6,875

(1)

Mr. Dragotta served as our President from August 29, 2014 to April 3, 2015, during which period he was not paid any compensation; however, he was paid a total amount of $6,875 as a consultant during 2014.

Employment Agreements

Darren Dunckel

On August 29, 2014, our Board of Directors approved a renewed appointment of Mr. Darren Dunckel as our Chief Executive Officer and his officer employment agreement, effective September 1, 2014. Pursuant to Mr. Dunckel’s officer employment agreement, we shall pay an annual salary of $60,000 on monthly basis and issue 20,000 shares of our common stock per month under our stock option and award incentive plan in addition to a signing bonus consisting of $25,000 and 250,000 shares of common stock. Pursuant to the terms of his employment agreement, Mr. Dunckel received 500,000 shares of common stock in connection with the closing of the Kriz transaction and will also receive certain incentive compensation pursuant to our stock option and award incentive plan as well as annual bonuses as determined by our Board. Mr. Dunckel agrees that the salary and signing bonus will be paid from funds received in future raises or from positive cash flow, as and if those funds are available. As of December 31, 2014, none of Mr. Dunckel’s cash compensation has been paid.

Robert Dragotta

On August 29, 2014, in conjunction with his appointment, the Board approved Mr. Dragotta’s employment agreement; however, such agreement will not be effective until we receive at least $2,000,000 in financing and then shall continue for 48 months unless previously terminated by Mr. Dragotta or our Board pursuant to the employment agreement. Pursuant to his employment agreement, Mr. Dragotta shall receive a base salary at an annual rate determined by our Board in accordance with our customary payroll policies at such intervals as may from time to time be used by us for paying our employees generally, but no more frequently than monthly and no less than $180,000 per annum. Pursuant to his employment agreement, we agreed to issue Mr. Dragotta a $25,000 signing bonus and a 150,000 stock award, subject to a one year cliff vesting; Mr. Dragotta agreed to defer his signing bonus, stock award and base salary until we receive at least $2,000,000 in financing.  In addition, our Board in its discretion may or may not establish bonus compensation or profit sharing or similar compensation arrangements, based on Mr. Dragotta’s performance and overall performance of the Company. Mr. Dragotta agrees that the base salary and bonus compensation will be paid only from funds received in future raises or from positive cash flow, as and if those funds are available.  The Company maintains the right to terminate Mr. Dragotta's appointment with or without cause as set forth in the agreement.

In connection with his termination on April 3, 2015, his employment agreement was terminated and no cash or stock fees are due to him.

Outstanding Equity Awards at Fiscal Year-End

Mr. Dunckel is the only person required to be included in the outstanding equity awards table for fiscal 2014. Mr. Dunckel has been granted 830,000 shares of our common stock as incentive compensation pursuant to our stock option and award incentive plan during fiscal 2014. 750,000 shares were issued in March 2015.

Stock Option Plans

Below is a summary of the principal provisions of the two plans and does not purport to be complete.  Reference is made to the full text of each of the plans, which are incorporated by reference to Exhibit 4.4 and 4.5 of the Annual Report on Form 10-K for the year ended December 31, 2012, which we filed with the SEC on July 10, 2014.

2003 Stock Incentive Plan

Our Board of Directors and stockholders adopted the 2003 Stock Incentive Plan (the “2003 Plan”) in October 2003.  The 2003 Plan authorizes the Board or a committee, which administers the plan, to grant stock options, stock appreciation rights, restricted stock and deferred stock awards to our officers, other key employees and consultants.  A total of 2,000,000 shares of our common stock are available and reserved for issuance under the terms of the 2003 Plan. In the event of any sale of assets, merger, reorganization, consolidation, recapitalization, stock dividend or other change in corporate structure affecting the stock, the Board or committee may make an equitable substitution or adjustment in the aggregate number of shares reserved for issuance under the 2003 Plan. For the year ended December 31, 2014, the Company granted 830,000 shares of stock to Darren Dunckel under the 2003 plan.  As of December 31, 2014, there are no other options or other grants outstanding under the 2003 Plan except for the shares granted to Mr. Dunckel.

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

Director Compensation

There have been no payments or equity awards issued to any of our directors for their services as directors for the last fiscal year.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of April 29, 2015 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director, executive officer and director nominee, and (iii) all of our directors, executive officers and director nominees as a group. As of April 29, 2015, we had 6,031,900 shares of Common Stock issued and outstanding and 250,000 shares of Preferred Stock outstanding.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person has the right to acquire within 60 days of April 29, 2015.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of April 29, 2015 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the business address of each person listed is in care of 556 Silicon Dr., Suite 103, Southlake, Texas 76092. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		% of Class
Darren Dunckel(1)	910,000		5.09%
Brett Lyons	60,000		0.99%
All officers and directors as a group (two people)	970,000		16.08%
J.H. Brech, LLC(2)(3)	311,317	(2)	5.16%
David J. Cutler (4)	395,469		6.56%
Mark Margolis (5)	400,000		6.63%
Jeffrey L. Perlmutter (6)	600,000		9.95%
Carey Kriz (7)	250,000		4.14%

(1)           This amount includes: (a) 250,000 shares issuable to Mr. Dunckel upon signing of his employment agreement on August 29, 2014; (b) 80,000 shares issuable to Mr. Dunckel for his services in 2014, (c) 80,000 shares for his services in 2015 as the Company’s Chief Executive Officer, and (d) 500,000 shares issuable pursuant to his employment agreement after the Company closed the Kriz Asset Purchase Agreement. These shares are issuable to Mr. Dunckel within 60 days from April 29, 2015.

(2)           Sometime following the year ended December 31, 2011, Mr. Harry McMillan ("McMillan") became the majority owner of JHB and the CE McMillan Family Trust (the "CE Trust") became the managing member of JHB, with sole voting and dispositive control over shares held by JHB; McMillan is trustee of the CE Trust.  Mr. McMillan is the Trustee for the benefit of his wife, Christy McMillan and their children, who also own shares of our common stock and therefore, McMillan and the CE Trust may be deemed to beneficially own such shares.  Each disclaims beneficial ownership of such shares.

(3)           This amount includes: 187,317 shares of common stock and 124,000 shares issuable upon conversion of the convertible promissory note and/or the convertible revolver.  The debt instruments are convertible into 739,380 shares issuable upon the conversion of $143,733 principal amount and approximately $41,112 of accrued interest as of December 31, 2014 due under a convertible promissory note which is convertible into shares of our common stock at a conversion price of $0.25 per share and 1,339,232 shares issuable upon the conversion of $300,806 principal amount and approximately $34,002 of accrued interest as of December 31, 2014 due under a convertible revolver which is convertible into shares of our common stock at a conversion price of $0.25 per share.  However, J.H. Brech cannot convert the revolver if such conversion would result in it owning more than 4.99% of the total shares outstanding at that time.

(4)           Mr. Cutler’s address is 2460 W 26 Street, Suite 380-C, Denver, CO  80220.

(5)           Mr. Margolis’ address is 10965 Bitternut Hickory Ln., Boynton Beach, FL 10041.

(6)           Mr. Perlmutter’s address is 279 Moraine Road, Highland Park, IL  60035.

(7)           This represents 250,000 shares of common stock underlying shares of our Series B Convertible Preferred Stock, that Mr. Kriz received pursuant to an Asset Purchase Agreement dated October 31, 2014. Mr. Kriz received 250,000 shares of our Series B Convertible Preferred Stock, but pursuant to the class’ relative rights and preferences, Mr. Kriz can only convert 10% of such stock in any quarter and cannot exercise such stock if it would result in Mr. Kriz owning more than 9.9% of our outstanding common stock. Although the designation of the Series B Convertible Preferred Stock is not yet effective, we deem the shares issuable to Mr. Kriz outstanding given the administrative basis for which it was originally rejected (See, Part I, Item 1. Business - “Kriz Purchase Agreement”)

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2014.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the relationships and transactions discussed below, we are not a party to, nor are we proposed to be a party, to any transaction since the beginning of the fiscal year ending December 31, 2014  involving an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which a related person, as such term is defined by Item 404 of Regulation S-K, had or will have a direct or indirect material interest.

Our first President and then sole director, Barbara J. Smith, loaned us a total of $11,864 for working capital.  This loan, which is evidenced by a promissory note dated July 1, 2003, bears interest at an annual rate of 6.5% and it matured on July 15, 2004. In lieu of repayment of the principal and interest, Ms. Smith had the right to elect to receive 43,600 shares of our common stock.  This loan was not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  As of December 31, 2014, we owed $20,520 under this note which includes the principal and $8,674 of accrued interest.

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

On July 13, 2011, we entered into an 8% revolving line of credit with JHB (the “Note”) to provide access to funding for our operations up to $500,000. As of December 31, 2014 we owed $300,806 and accrued interest of $34,002. On August 28, 2014, we entered into a First Letter of Addendum and First Amendment (the “Amendment”) to the Note. Pursuant to the Amendment, the parties agree to amend the conversion rights of the Note to extend to the principal balance of the Note, rather than just the interest and also to decrease the conversion price of the Note from $0.50 per share to $0.25 per share, effective September 1, 2014.

Pursuant to the original terms of the Note,  the interest is payable at 8% per annum on the outstanding principal amount due under the revolving line of credit and is payable semi-annually on June 30 and December 31 of each year commencing June 30, 2011. The principal and any accrued but unpaid is due on July 13, 2014. At our sole discretion, we can pay the interest in shares of our common stock valued as follows:

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

Although we have not made the contractual payments, JHB has not declared a default as of the date of this Report.

Promoters and Certain Control Persons

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

Director Independence

Our board of directors has determined that Mr. Brett Lyons qualifies as an “independent” director as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

LBB & Associates, Ltd., LLP served as our independent registered public accounting firm for 2014 and 2013.  The following table shows the fees that were billed for the audit and other services provided by this firm for 2014 and 2013.

	2014	2013
Audit Fees	$15,000	$10,000
Audit-Related Fees	$-0-	$-0-
Tax Fees	$-0-	$-0-
All Other Fees	$-0-	$-0-
Total	$15,000	$10,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2014 were pre-approved by the entire Board of Directors.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1, 3.2 and 3.3 to the Registration Statement on Form SB-2 as filed with the SEC on February 27, 2004)
3.2	Bylaws (Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form SB2 as filed with the SEC on February 27, 2004)
4.1

Certificate of Designations of Series A Convertible Preferred Stock dated October 9, 2003 (Incorporated by reference to Exhibit 3.5 to the Registration Statement on Form SB-2 as filed with the SEC on February 27, 2004)

4.2	Specimen common stock certificate (Incorporated by reference to Exhibit 3.6 to the Registration Statement on Form SB-2 as filed with the SEC on February 27, 2004)
4.3

Promissory Note in the principal amount of $10,900 dated July 1, 2003 to Barbara J. Smith (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 as filed with the SEC on February 27, 2004)

4.4	2003 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 as filed with the SEC on February 27, 2004)
4.5	2010 Stock Option and Award Incentive Plan (Incorporated by reference to the Definitive Proxy Statement on Schedule 14A as filed with the SEC on May 17, 2010)
10.1	Employment Agreement between the Company and Darren Dunckel (Incorporated by reference to Exhibit 10.3 to a Current Report on Form 8-K filed on September 10, 2014)
10.2	Employment Agreement between the Company and Robert Dragotta (Incorporated by reference to Exhibit 10.4 to a Current Report on Form 8-K filed on September 10, 2014)
14.1	Code of Business Conduct (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for fiscal year ended December 31, 2012 as filed with the SEC on July 10, 2014)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atomic Paintball, Inc.
April 29, 2015	By: /s/ Darren C. Dunckel Darren C. Dunckel, Chief Executive Officer, Principal Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date
/s/ Darren C. Dunckel Darren C. Dunckel	Chief Executive Officer, Director, principal executive officer and principal financial and accounting officer	April 29, 2015
/s/ Brett Lyons Brett Lyons	Director	April 29, 2015