Form 10-Q
period 2015-03-31
ATOMIC PAINTBALL INC
filed 2015-05-18
CIK 1269022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________
Commission file number: 0-52856

Atomic Paintball, Inc.
(Name of registrant as specified in its charter)

Texas	75-2942917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

556 SILICON DR, SUITE 103, Southlake, TX	76092
(Address of principal executive offices)	(Zip Code)

(817) 416-6846
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

Yes ☒   No ☐

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

Yes ☒ No ☐

 As of May 13, 2015, the Registrant has 6,621,900 shares of common stock issued and outstanding.

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

Forward-looking statements are typically identified by use of terms such as “may”, “could”, “should”, “expect”, “plan”, “project”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “pursue”, “target” or “continue”, the negative of such terms or other comparable terminology, although some forward-looking statements may be expressed differently.  The forward-looking statements contained in this report are largely based on our expectations, which reflect estimates and assumptions made by our management.  These estimates and assumptions reflect our best judgment based on currently known market conditions and other factors.  Although we believe such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control.  In addition, management’s assumptions about future events may prove to be inaccurate.  Management cautions all readers that the forward-looking statements contained in this report are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking events and circumstances will occur.  Actual results may differ materially from those anticipated or implied in the forward-looking statements.   You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  You should also consider carefully the statements under Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2014.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.  These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Atomic Paintball,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “First Quarter 2015” refers to the three months ended March 31, 2015, “First Quarter 2014” refers to the three months ended March 31, 2014, and “2014” refers to the year ended December 31, 2014.

ATOMIC PAINTBALL, INC.

BALANCE SHEETS

(unaudited)

	March 31,	DECEMBER 31,
	2015	2014

Current Assets
Cash & cash equivalents	$1,893	$140
Prepaid expenses	46,667	21,667
Total Current Assets	48,560	21,807

Long Term Assets
Software and related intangible assets	865,000	865,000
Other assets	30,694	36,111
Total Long-term Assets	895,694	901,111

TOTAL ASSETS	$944,254	$922,918

Current Liabilities

Accounts payable and accrued expenses	$154,147	$232,208
Accrued payroll	123,701	104,475
Accrued interest	97,876	83,788
Note payable - related party	11,846	11,846
Convertible note payable - related party	143,733	143,733
Line of credit - related party	485,925	300,806
Total Liabilities	1,017,228	876,856

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value; 400,000 shares authorized no shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Series B Cummulative Convertible Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 250,000 outstanding at March 31, 2015 and December 31, 2014; liquidation preference $250, plus unpaid dividends	250	250
Common Stock, no par value: 10,000,000 shares authorized, 6,031,900 and 5,238,549 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,778,500	1,141,490
Additional paid in capital	1,179,968	1,462,168
Accumlated deficit	(3,031,692)	(2,557,846)
Total Stockholders' Equity (Deficit)	(72,974)	46,062

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$944,254	$922,918

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014

OPERATING EXPENSES

General and Administrative	$434,566	$10,184
Depreciation and amortization	-	-
Total Operating Expenses	434,566	10,184

OPERATING LOSS	(434,566)	(10,184)

OTHER INCOME (EXPENSE)
Interest Expense	(14,089)	(4,781)
Loss on settlement of liabilities	(25,191)	-
Total other expense	(39,280)	(4,781)

Loss before Income Taxes	(473,846)	(14,965)

Income tax expense	-	-

NET LOSS	(473,846)	(14,965)

Preferred Dividends	31,250	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(505,096)	$(14,965)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.09)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic & Diluted	5,352,662	4,418,549

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS	$(473,846)	$(14,965)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Common stock issued for services rendered	209,810	-
Amortization of other assets	5,417	-
Loss on settlement of liabilities	25,191	-
CHANGES IN OPERATING ASSETS & LIABILITIES
Decrease in prepaid expenses	-	-
Increase in accounts payable and accrued expenses	16,748	10,149
Increase in accrued payroll and interest	33,314	4,781
Increase in prepaid expenses	(25,000)	-
Total Cash Flow Used In Operating Activities	(208,366)	(35)

CASH FLOW FROM INVESTING ACTIVITIES
Total Cash Flow Used In Investing Activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Line of Credit - Related Party	185,119	-
Net Proceeds from Issuance of Common Stock	25,000	-
Total Cash Flow Provided By Financing Activities	210,119	-

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	1,753	(35)

Cash and Cash Equivalents at the beginning of the period	140	200
Cash and Cash Equivalents at the end of the period	$1,893	$165

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Common stock issued in settlement of liabilities	$120,000	$-

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

NOTES TO THE FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES.

NATURE OF OPERATIONS

Atomic Paintball, Inc. (the “Company”) was incorporated on May 8, 2001 in the State of Texas. Previously, the Company planned to own and operate paintball facilities and to provide services and products in connection with paintball sport activities at its yet to be established facilities and through a website.

On July 29, 2014, our Board of Directors approved the Company’s pursuing of a change in the Company’s business to a Digital Out Of Home (DOOH) media company; the Board is also considering changing the company's name to one that better reflects its new business.

During the three months ended March 31, 2015 and 2014, we focused on completing those actions necessary to implement our business plan.

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The Company's 10-K for the year ended December 31, 2014, filed on April 30, 2015, should be read in conjunction with this Report.

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

Dividends

Common Stock

The Company has not adopted any policy regarding payment of dividends on its common stock. No common stock dividends have been paid during the periods shown.

Preferred stock

The Series B Convertible Preferred Stock issuable pursuant to the transaction that closed on November 10, 2014 has a cumulative quarterly dividend of $0.125 per share, payable thirty days after the end of each fiscal quarter. The dividend is prorated for the portion of the quarter that the shares are outstanding. The Company sought to file the certificate of designation of the Series B Convertible Preferred Stock (“Series B Certificate of Designation”) with Texas’ Secretary of State in November 2014; however, the Company was recently informed by Texas’ Secretary of State that the filing in November 2014 was rejected. The Company recently re-submitted the filing of the Series B Certificate of Designation and it became effective on April 30, 2015. Notwithstanding the aforementioned event, and given the unfortunate rejection of the initial filing, the Company agreed to accumulate dividends for the Series B Convertible Preferred Stock as of the closing date of the Kriz transaction. The cumulative dividends for the Series B Convertible Preferred Stock were $48,573 as of March 31, 2015 and $17,323 as of December 31, 2014. The dividends have not been declared or paid.

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

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. For the three months ended March 31, 2015, the Company incurred a net loss of $473,846 and a net loss attributable to common stockholders of $505,096. The accumulated deficit at March 31, 2015 totaled $3,031,692. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company executed the contemplated definitive Asset Purchase Agreement on October 31, 2014 (the "Agreement"). Following further negotiations after entering into the Letter, we agreed to issue Kriz 250,000 shares of our to be created Series B Convertible Preferred Stock (the "Stock Consideration") in exchange for Kriz's various source code, software programs and applications, compilations of code, software routines, subroutines and the like, patent applications, copyrights, trade secrets, know-how and other intellectual property which forms a proprietary information system designed to perform functions including but not limited to increasing the ability of retailers and manufacturers to connect with their end customers and to decrease the costs of sales/customers access (the “PIS”), which, after we acquire related intellectual property from other parties, of which there can be no guarantee, we will develop and market. Pursuant to the Agreement, Kriz also assigned us all of the related trademarks. The transaction closed when the assignments of the intellectual property were executed and delivered. We filed the Series B Certificate of Designation with Texas’ Secretary of State in November 2014, promptly after the closing of the transaction. Upon our attempt to file a correction regarding a typo in the originally filed Designation, we were informed that the original filing was rejected; we filed a new Designation, which is effective as of April 30, 2015. The Stock Consideration was issued after we made the initial filing and before we were aware it was rejected and the Company considers it outstanding; however, it was not actionable until the designation is effective.

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

NOTE 4.	NOTES PAYABLE – RELATED PARTY

Our former President and then sole director, Barbara J. Smith, loaned us a total of $11,846 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of March 31, 2015 and December 31, 2014 accrued interest amounted to $ 8,868 and $ 8,674, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS.

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and was due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC had the right to convert all or part of the principal balance under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share.  On August 7, 2014, the Company executed a First Letter of Addendum and First Amendment to the Note which provided for the conversion of all or any part of the outstanding principal and unpaid principal and /or unpaid interest of the Note into shares of the Company’s common stock at a conversion price of $0.25 per share.  As of March 31, 2015 and December 31, 2014, accrued interest amounted to $ 47,633 and $ 41,112, respectively.  Although this note is past due and we have not made the contractual payments, J.H. Brech LLC has not declared a default as of the date of this Report.

.  As of March 31, 2015 and December 31, 2014, the Company recorded an accrual of $ 52,198 for salary owed to Don Mark Dominey, a former officer. On February 21, 2012, Don Mark Dominey resigned as the Company’s Chief Executive Officer to facilitate the hiring of Darren C. Dunckel.  The Board then appointed Mr. Dunckel as Chief Executive Officer and Chairman of the Board.  There were no disagreements between Mr. Dominey and our Company that led to his resignation.

NOTE 6.	REVOLVING LINE OF CREDIT – RELATED PARTY

On July 13, 2011, the Company entered into an 8% revolving line of credit with J.H. Brech LLC, a related party, to provide access to funding for its operations up to $500,000.  As of March 31, 2015 and December 31, 2014 we owed $485,925 and $300,806, respectively and accrued interest of $41,375 and $34,002, respectively.  Funding under this line of credit was in abeyance until December 2013.  The Company received $185,119 in advances under the line of credit during the three months ended March 31, 2015.  In the meantime, management is evaluating other, short-term, related party financing, although as of the date of this Report, no definitive agreements have been entered into for any additional financing.

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

On August 28, 2014, the Company executed a First Letter of Addendum and First Amendment to the revolving line of credit which provided for the conversion of all or any part of the outstanding principal and unpaid principal and/or interest of the revolving line of credit into the Company’s common stock at a conversion price of $0.25 per share.

Although this note is past due and we have not made the contractual payments, J.H. Brech LLC has not declared a default as of the date of this Report. See note 9.

NOTE 7.	COMMON STOCK

On February 12, 2015, the Company sold 25,000 shares of common stock to an accredited investor for $25,000 in cash. The shares were issued on May 13, 2015.

On March 19, 2015, 60,000 shares of common stock valued at $36,000 were issued to Brett Lyons pursuant to an agreement for Mr. Lyons to serve as director of the Company.

On March 19, 2015, 100,000 shares of common stock valued at $60,000 were issued to Pt Platinum Consulting, LLC for accounting services.

On March 19, 2015, 93,351 shares of common stock valued at $56,011 were issued to Christopher Roberts IR pursuant to an agreement for Mr. Roberts to provide an effective investor outreach and communications strategy.

On March 19, 2015, the Company converted $94,809 of legal invoices that were included in accounts payable to 200,000 shares of common stock. The fair value of the common stock approximated $120,000 and the Company recognized a loss on the conversion of $25,191.

NOTE 8.	COMMITMENTS AND CONTINGENCIES.

Management is not aware of any pending or threatened litigation involving the Company.

NOTE 9.	SUBSEQUENT EVENTS

On May 1, 2014, J.H. Brech LLC converted $96,640 of the outstanding principle of 8% revolving line of credit outstanding revolver and $44,610 of the accrued and unpaid interest into 565,000 common shares. The shares were issued on May 13, 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2014.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Sallah Purchase Agreement

On November 20, 2014, we entered into an Asset Purchase Agreement (“Sallah Purchase Agreement”) with James D. Sallah, Esq. as Receiver ("Sallah" or"Receiver"). Sallah is the duly appointed receiver in Securities and Exchange Commission v. JCS Enterprises Inc., d/b/a JCS Enterprises Services Inc., et al. in the United States District Court for the Southern District of Florida (the "Court"). Solely in his capacity as receiver for JCS Enterprises Inc. d/b/a JCS Enterprises Services Inc., T.B.T.I., Inc. and My Gee Bo, Inc. (which are collectively referred to herein as the “Receivership Entities” or “Receivership Estate”), we submitted a bid to purchase from the Receiver certain Assets (as defined below) of the Receivership Estate for a purchase price of $1,536,971.75 (the "Purchase Price"), $25,000 of which was remitted by JH Brech on January 21, 2015 on our behalf and was recorded as a revolver advance and $75,000 of which we shall deposit as additional Earnest Money, which shall be returned to us if the sale is not consummated for reasons other than our default under the terms of the agreement (the entire transaction being referred to as the "Sale"). To the extent the Receiver is unable to deliver items of tangible personal property that total more than $37,500, the Purchase Price shall be reduced accordingly. The Sale is subject to Court approval, and the Receiver has determined that the Sale shall be accomplished via an auction procedure, which is subject to overbid and therefore we may not be the final purchaser of the Assets. On November 24, 2014, the Receiver started the process of obtaining Court approval by filing a Motion to approve the sale procedures and approve the sale.

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

Going Concern

We reported a net loss of $473,846 and a net loss attributable to common stockholders of $505,096 for the three months ended March 31, 2015 and we have an accumulated deficit of $3,031,692 as of March 31, 2015.  The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

Plan of Operations

To date, we have funded our activities through debt and equity financing, as well as through working capital advances from a related party. In order to fully organize our company and implement the first phase of our business model, we will need to raise approximately $3,500,000. Given the nature of our company and the current status of the capital markets, there are no assurances we will be able to raise the necessary capital, of which there can be no guarantee. Even if we are ultimately able to raise the capital, there are no assurances that our business model will be successful or that we will ever develop any revenue generating operations. However, assuming we are able to raise the capital, we expect to begin the launch of phase one of operating plans within six to nine months of receiving the capital.

As a result of the Asset Purchase Agreement we entered into with Carey Kriz on October 31, 2014 (filed as Exhibit 10.1 to our Current Report on Form 8-K on November 4, 2014), we have now launched phase I of our business strategy. Through this acquisition, we now own a suite of technologies that allows the Company to begin negotiating with potential customers. At this time we have limited operations and do not have any agreements or understandings with any customers, but we will continue to seek out DOOH media business opportunities to improve earnings and shareholder value. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding any future business combinations. There is no assurance that we will be able to negotiate future business combinations on terms favorable to the Company, if at all. (See Note 3 for additional information related to the Asset Purchase Agreement with Carey Kriz.)

Results of Operations

During the three month period ended March 31, 2015 and 2014, we did not recognize any revenue from our operations. We do not expect to recognize revenues from our operations in 2015, as management is focused on raising sufficient capital to fund the further development of our company.

During the three month period ended March 31, 2015, we recognized operational expenses of $434,566 compared to $10,184 during the comparable period in 2014. The increase of $424,382 or 4,167% was the primarily the result of increased accounting and auditing fees of $73,950, increased salaries and stock-based compensation expense of $200,157 and increased investor relations expenses of $107,875. The reminder of the increase was due to office expenses, travel and other expenses as we actively sought financing and pursued our business plan.

We expect that these expenses will increase during 2015 as we begin to further implement our business plan, although we are unable at this time to quantify the actual amount of this anticipated increase as it will be based upon our varying level of operations.

Other expense represents a non-cash expense representing interest on a note payable in the principal amount of $11,846 due to a former officer which is presently past due, as well as interest on a related party convertible note payable in the principal amount of $143,733 which matured in March 2012, and interest on the related party revolving line of credit and a loss on the settlement of liabilities for $25,191.  Interest expense increased by $9,308 to $14,089 for the three months ended March 31, 2015 compared to $4,781 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  As of March 31, 2015, we had a working capital deficit of $968,668 as compared to a working capital deficit of $855,049 as of December 31, 2014.  Our total liabilities increased approximately 16% as of March 31, 2015 from December 31, 2014 primarily related to increases in accrued interest and accrued payroll expenses.  Accounts payable decreased $78,061 or 34% primarily due to payments to vendors which were funded by increases in a line of credit to a related party and a conversion of certain liabilities for common stock

Net cash used by operating activities in the three months ended March 31, 2015 was $208,366 as compared to net cash used by operating activities of $35 during the three months ended March 31, 2014.  During the three months ended March 31, 2015, net cash used in operating activities included an increase in accounts payable and accrued expenses of $16,748 (excluding the noncash settlement of certain liabilities for stock), an increase in accrued payroll and interest of $33,314. During the three months ended March 31, 2014, net cash used in operating activities included an increase in accounts payable and accrued liabilities of $10,149 and an increase in accrued interest of $4,781.   We did not generate or use any cash from investing activities in either the three months ended March 31, 2015 or the same period in 2014.  During the three month period ended March 31, 2015, we received advances of $185,119 under a line of credit to a related party.  During the three month period ended March 31, 2014, we did not generate or use any cash from financing activities.

We do not currently have any revenue producing operations and we are dependent upon availability under a $500,000 revolving line of credit extended to us by J.H. Brech LLC, a related party, in July 2011 to provide funds for our ongoing general and administrative expenses and satisfy our current obligations.    This credit line is not sufficient for the development of our operations.  We need to initially raise an additional $500,000 to fund the initial launch of our business plan.  We do not have any agreements or understanding with any third party to provide this financing.  Until we can raise the necessary funds, we will be unable to further implement our business plan.  Given the nature of our company and the thinly traded nature of the public market for our common stock and our status as a shell company under Federal securities laws, there are no assurances we will be able to raise the necessary capital.  If we are unable to raise capital as necessary, our ability to continue as a going concern is in jeopardy and investors could lose their entire investment in our company.

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

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended December 31, 2014 and the quarter ended March 31, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of December 31, 2014 or March 31, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ended March 31, 2015 or the end of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On February 12, 2015, the Company sold 25,000 shares of common stock to an accredited investor for $25,000 in cash. The stock has not been issued as of March 31, 2015.

On March 19, 2015, 60,000 shares of common stock valued at $36,000 were issued to Brett Lyons pursuant to an agreement for Mr. Lyons to serve as director of the Company.

On March 19, 2015, 100,000 shares of common stock valued at $60,000 were issued to Pt. Platinum Consulting, LLC for accounting services.

On March 19, 2015, 93,351 shares of common stock valued at $56,011 were issued to Christopher Roberts IR pursuant to an agreement for Mr. Roberts to provide an effective investor outreach and communications strategy.

On March 19, 2015, the Company converted $94,809 of legal invoices that were included in accounts payable to 200,000 shares of common stock.

Unless otherwise noted, all of the transactions listed above were made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(a)(2) of the Securities Act for sales not involving a public offering or Rule 506(b).  None of the securities issued have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32.1	Section 1350 Certification of Chief Executive Officer and principal financial and accounting officer *
101	Interactive Data Files *
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

* filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atomic Paintball, Inc.
May 15, 2015	By: /s/ Darren C. Dunckel
Darren C. Dunckel, Chief Executive Officer and Principal Financial/Chief Accounting Officer