Form 10-Q
period 2015-06-30
ATOMIC PAINTBALL INC
filed 2015-08-18
CIK 1269022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☐ No ☒

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

Yes ☒ No ☐

 As of August 17, 2015, the Registrant has 6,890,773 shares of common stock issued and outstanding.

 i

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Atomic Paintball,” "we"", "our", the "Company" and similar terms refer to Atomic Paintball, Inc., a Texas corporation.  In addition, when used herein and unless specifically set forth to the contrary, “Second Quarter 2015” refers to the six months ended June 30, 2015, “Second Quarter 2014” refers to the six months ended June 30, 2014, and “2014” refers to the year ended December 31, 2014.

ATOMIC PAINTBALL, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014

Current Assets
Cash & cash equivalents	$274	$140
Prepaid expenses	46,667	21,667
Total Current Assets	46,941	21,807

Long Term Assets
Software and related intangible assets	865,000	865,000
Other assets	25,277	36,111
Total Long-term Assets	890,277	901,111

TOTAL ASSETS	$937,218	$922,918

Current Liabilities

Accounts payable and accrued expenses	$320,263	$232,208
Accounts payable- related party	8,100	-
Accrued payroll	138,701	104,475
Accrued interest	69,073	83,788
Note payable - related party	11,846	11,846
Convertible note payable - related party	143,733	143,733
Line of credit - related party	460,114	300,806
Total Liabilities	1,151,830	876,856

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, no par value: 2,000,000 shares authorized	-	-
Series A Convertible Preferred Stock, no par value; 400,000 shares authorized no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Series B Cumulative Convertible Preferred Stock, $0.001 par value; 1,000,000 shares authorized; 250,000 outstanding at June 30, 2015 and December 31, 2014; liquidation preference $250, plus unpaid dividends	250	250
Common Stock, no par value: 10,000,000 shares authorized, 6,890,773 and 5,238,549 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,138,868	1,141,490
Additional paid in capital	1,122,168	1,462,168
Accumulated deficit	(3,475,898)	(2,557,846)
Total Stockholders' Equity (Deficit)	(214,612)	46,062

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$937,218	$922,918

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OPERATING EXPENSES
Salaries and wages	$-	$-	$69,589	$-
Office expenses	1,314	-	10,579	-
Professional fees	197,579	39,494	296,309	49,494
Officers and directors	65,600	-	196,168	-
Travel and entertainment	3,867	-	11,719	-
Investor relations	123,081	80	237,341	230
Investor relations- related party	32,919	-	32,919	-
Other general and administrative	4,039	53	8,341	87
Total Operating Expenses	428,399	39,627	862,965	49,811

OPERATING LOSS	(428,399)	(39,627)	(862,965)	(49,811)

OTHER (EXPENSE)
Interest Expense- related parties	(15,807)	(5,544)	(29,896)	(10,325)
Loss on settlement of liabilities	-	-	(25,191)	-
Total other expense	(15,807)	(5,544)	(55,087)	(10,325)
Loss before Income Taxes	(444,206)	(45,171)	(918,052)	(60,136)

Income tax expense	-	-	-	-
NET LOSS	(444,206)	(45,171)	(918,052)	(60,136)
Preferred Dividends	(31,250)	-	(62,500)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(475,456)	$(45,171)	$(980,552)	$(60,136)

NET LOSS PER COMMON SHARE

Basic & Diluted	$(0.07)	$(0.01)	$(0.16)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Basic & Diluted	6,570,538	4,418,549	5,976,567	4,418,549

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended
	June 30,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS	$(918,052)	$(60,136)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Common stock issued for services rendered	371,128	-
Amortization expense	10,834	-
Loss on settlement of liabilities	25,191	-
CHANGES IN OPERATING ASSETS & LIABILITIES
Increase in prepaid expenses	(25,000)	-
Increase in accounts payable and accrued expenses	182,864	(4,225)
Increase in accrued payroll and interest	64,121	10,324
Increase in accounts payable – related party	8,100	-
Total Cash Flow Used In Operating Activities	(280,814)	(54,037)

CASH FLOW FROM FINANCING ACTIVITIES
Advances Under Line of Credit - Related Party	255,948	53,950
Net Proceeds from Issuance of Common Stock	25,000	-
Total Cash Flow Provided By Financing Activities	280,948	53,950

NET (DECREASE) INCREASE IN CASH & CASH EQUIVALENTS	134	(87)

Cash and Cash Equivalents at the beginning of the period	140	200
Cash and Cash Equivalents at the end of the period	$274	$113

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Common stock issued in settlement of liabilities	$120,000	$-
Common stock issued for conversion of line of credit and accrued interest	$141,250	$-

See accompanying Notes to Financial Statements.

ATOMIC PAINTBALL, INC.

NOTES TO THE FINANCIAL STATEMENTS

June 30, 2015

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

During the six months ended June 30, 2015 and 2014, we focused on completing those actions necessary to implement our business plan.

BASIS OF PRESENTATION

Interim Accounting

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

Preferred stock

The Series B Convertible Preferred Stock issuable pursuant to the transaction that closed on November 10, 2014 has a cumulative quarterly dividend of $0.125 per share, payable thirty days after the end of each fiscal quarter. The dividend is prorated for the portion of the quarter that the shares are outstanding. The Company sought to file the certificate of designation of the Series B Convertible Preferred Stock (“Series B Certificate of Designation”) with Texas’ Secretary of State in November 2014; however, the Company was recently informed by Texas’ Secretary of State that the filing in November 2014 was rejected. The Company recently re-submitted the filing of the Series B Certificate of Designation and it became effective on April 30, 2015. Notwithstanding the aforementioned event, and given the unfortunate rejection of the initial filing, the Company agreed to accumulate dividends for the Series B Convertible Preferred Stock as of the closing date of the Kriz transaction. The cumulative dividends for the Series B Convertible Preferred Stock were $79,823 as of June 30, 2015 and $17,323 as of December 31, 2014. The dividends have not been declared or paid.

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

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues to cover its operating costs and allow it to continue as a going concern. For the three and six months ended June 30, 2015, the Company incurred a net loss of $444,206 and $918,052, respectively and a net loss attributable to common stockholders of $475,456 and $980,552, respectively. The accumulated deficit at June 30, 2015 totaled $3,475,898. The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Court entered into a Sale Order on January 5, 2015. However, on February 18, 2015, we received a letter from Sallah claiming that we are in material default under the Agreement because we did not deposit the second earnest money of $75,000 upon the Court’s entry of the Sales Order. Sallah claims that he is entitled to retain the first earnest money of $25,000 as partial payment of the Receiver’s damages under the Agreement and may pursue and preserve all of his rights under the Agreement due to the alleged default. The Agreement does not contain default provisions and we are working towards an amicable resolution with Sallah. As of the filing date of this report, the Company is in negotiations with Sallah to make the second deposit of $75,000 and has not received any withdrawal notices to indicate the Company is not the preferred bidder.

Although we originally anticipated closing in the second quarter of 2015, due to our cash position, we cannot be sure when we will close, if ever. As soon as sufficient funds are available, we intend to use them towards the payment of purchase price under the Agreement if the Receiver has not previously terminated the Agreement.

NOTE 4.	NOTES PAYABLE – RELATED PARTY

Our former President and then sole director, Barbara J. Smith, loaned us a total of $11,846 to pay for further research and development and for general corporate overhead.  This loan bears interest at an annual rate of 6.5%, was due on July 15, 2004 and was convertible at Ms. Smith's option into shares of our common stock at $0.25 per share.  This loan has not been repaid and Ms. Smith has declined to convert the outstanding balance into shares.  Accordingly, the entire balance of the loan continues to be outstanding and we continue to accrue interest on the balance outstanding.  As of June 30, 2015 and December 31, 2014 accrued interest amounted to $9,062 and $ 8,674, respectively.

NOTE 5.	RELATED PARTY TRANSACTIONS.

On March 29, 2010, the Company entered into a $143,733 Convertible Promissory Note with J.H. Brech LLC, a related party. The Note accrues interest at 6% per annum and was due March 29, 2012.  Under the terms of the Note, J.H. Brech LLC had the right to convert all or part of the principal balance under the Note into shares of the Company’s common stock at a conversion price of $0.50 per share.  On August 7, 2014, the Company executed a First Letter of Addendum and First Amendment to the Note which provided for the conversion of all or any part of the outstanding principal and unpaid principal and /or unpaid interest of the Note into shares of the Company’s common stock at a conversion price of $0.25 per share.  As of June 30, 2015 and December 31, 2014, accrued interest amounted to $54,154 and $ 41,112, respectively.  Although this note is past due and we have not made the contractual payments, J.H. Brech LLC has not declared a default as of the date of this Report.

As of June 30, 2015 and December 31, 2014, the Company recorded an accrual of $ 52,198 for salary owed to Don Mark Dominey, a former officer. On February 21, 2012, Don Mark Dominey resigned as the Company’s Chief Executive Officer to facilitate the hiring of Darren C. Dunckel.  The Board then appointed Mr. Dunckel as Chief Executive Officer and Chairman of the Board.  There were no disagreements between Mr. Dominey and our Company that led to his resignation.

In April 2015, the Company entered into a contract for stock transfer analytics services with INTREorg Systems, Inc. (“IORG”) for a period of three months. Our chief executive officer also serves as chief executive officer of IORG and one of our major shareholders and a major creditor is also a major shareholder and a major creditor in IORG. The agreement is renewable on a monthly basis and provides for a monthly fee of $3,000 per month. During the three and six month periods ended June 30, 2015, the Company incurred an expense of $8,100 which was recorded as investor relations-related party and accounts payable- related party. Concurrently, the Company entered into a professional services agreement with IORG to provide consulting services. In exchange for the consulting services, IORG earns restricted common share of our stock. The number of shares awarded is determined based on the 20 day moving average daily closing price of divided by $10,000, prorated for partial months. Under the terms of the consulting agreement, the Company recorded an expense of $24,819 which was recorded as investor relations- related party. Due to common ownership, the Company considers IORG to be a related party.

NOTE 6.	REVOLVING LINE OF CREDIT – RELATED PARTY

On July 13, 2011, the Company entered into an 8% revolving line of credit with J.H. Brech LLC, a related party, to provide access to funding for its operations up to $500,000.  As of June 30, 2015 and December 31, 2014 we owed $460,114 and $300,806, respectively and accrued interest of $5,857 and $34,002, respectively.  Funding under this line of credit was in abeyance until December 2013.  The Company received $255,948 in advances under the line of credit during the six months ended June 30, 2015.  In the meantime, management is evaluating other, short-term, related party financing, although as of the date of this Report, no definitive agreements have been entered into for any additional financing.

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

On May 1, 2015, J.H. Brech LLC converted $96,640 of the outstanding principle of 8% revolving line of credit outstanding revolver and $44,610 of the accrued and unpaid interest into 565,000 common shares. The conversion of the principle and interest to common shares was made in accordance with the original terms of the revolving line of credit agreement, as amended and accordingly, no gain or loss was recognized on the conversion. The shares were issued on May 13, 2015.

Although this note is past due and we have not made the contractual payments, J.H. Brech LLC has not declared a default as of the date of this Report.

NOTE 7.	COMMON STOCK

On February 12, 2015, the Company sold 25,000 shares of common stock to an accredited investor for $25,000 in cash. The shares were issued on May 13, 2015.

On March 19, 2015, 60,000 shares of common stock valued at $36,000 were issued to Brett Lyons pursuant to an agreement for Mr. Lyons to serve as director of the Company. In addition, Mr. Lyons will receive 10,000 shares per quarter that he continues to serve as a director. On June 30, 2015, Mr. Lyons earned an additional 10,000 common shares valued at approximately $6,000.

On March 19, 2015, 100,000 shares of common stock valued at $60,000 were issued to Pt Platinum Consulting, LLC for accounting services.

On March 19, 2015, 93,351 shares of common stock valued at $56,011 were issued to Christopher Roberts IR pursuant to an agreement for Mr. Roberts to provide an effective investor outreach and communications strategy. In addition, for each month that the agreement is in effect, Mr. Roberts receives additional shares equal to $20,000 divided by the trading price of the stock on the first day of the month. The shares are considered earned on the last day of the month. As of June 30, 2015, Mr. Roberts had earned an additional 106,666 shares of common stock valued at approximately $85,898.

On March 19, 2015, the Company converted $94,809 of legal invoices that were included in accounts payable to 200,000 shares of common stock. The fair value of the common stock approximated $120,000 and the Company recognized a loss on the conversion of $25,191.

On March 19, 2015, the Company issued 340,000 shares of common stock to Darren Dunckel, the Company's Chief executive officer for services rendered and expensed in 2014.

On May 1, 2015, J.H. Brech LLC converted $96,640 of the outstanding principle of 8% revolving line of credit outstanding revolver and $44,610 of the accrued and unpaid interest into 565,000 common shares. (see Note 6)

Under the terms of his consulting agreement, Darren Dunckel earned 60,000 shares of common stock valued at $44,600 for the three months ended June 30, 2015 and 120,000 shares of common stock valued at $102,400 for the six months ended June 30, 2015.

Under the terms of their consulting agreement, IORG earned 32,207 shares valued at $24,819 during the three and six month periods ended June 30, 2015 (see note 5).

NOTE 8.	COMMITMENTS AND CONTINGENCIES.

Management is not aware of any pending or threatened litigation involving the Company.

NOTE 9.	SUBSEQUENT EVENTS

During the period through August 2015, the Company authorized the issuance of a number of shares equal to $20,000 divided by the closing price of the Company’s common stock on the first day of each month to an investor relations firm pursuant to the terms of a consulting agreement the Company maintains with them.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Item 1A. Risk Factors and Cautionary Notice Regarding Forward-Looking Statements and Business sections of our Annual Report on Form 10-K for the year ended December 31, 2014.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Going Concern

During the three and six months ended June 30, 2015, we reported a net loss of $444,206 and 918,052, respectively and a net loss attributable to common stockholders of $475,456 and 980,552, respectively. As of June 30, 2015 we have an accumulated deficit of $3,475,898. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2014 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our operating losses and need to raise additional capital.  These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There are no assurances we will be successful in our efforts to increase our revenues and report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our Company.

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

Results of Operations

Three months ended June 30, 2015 compared to the Three months ended June 30, 2014

During the three month periods ended June 30, 2015 and 2014, we did not recognize any revenue from our operations.

We recognized office expenses of $1,314 during the three month period ended June 30, 2015 as compared to none in the comparable period in 2014. We agreed to lease office space in Maryland to house computer programmers that were working on our digital out of home software that will integrate with our purchased proprietary software. The lease expires in November 2015.

We recognized professional fees of $197,579 during the three month period ended June 30, 2015 as compared to $39,494 in the comparable period in 2014. The increase was primarily attributable to increase in professional development fees as we engaged a consulting firms to assist us with execution of our business plan.

Officers and directors expenses were $65,600 for the three month period ended June 30, 2015 compared to none in 2014. Darren Dunckel, our chief executive officer and director was hired in August 2014 and is entitled to receive $5,000 per month and 20,000 shares of common stock for his services. Brett Lyons, a director of the Company received 10,000 shares per quarter for his services. We did not pay any officer or director compensation in the three month period ended June 30, 2014.

We incurred $3,867 in travel and entertainment expenses during the three month period ended June 30, 2015 as we paid for travel and meals for our CEO and consultants to discuss business opportunities. We did not incur any travel and entertainment expenses in the comparable period in 2014.

Investor relations expenses were $123,081 during the three month period ended June 30, 2015 as compared to none in the comparable period in 2014. We engaged Christopher Roberts IR to provide an effective investor outreach and communications strategy. For each month that the agreement is in effect, Mr. Roberts receives $10,000 per month plus shares equal to $20,000 divided by the trading price of the stock on the first day of the month. The shares are considered earned on the last day of the month. During the three month period ended June 30, 2015, Mr. Roberts earned 106,666 shares of common stock valued at approximately $85,898.

Investor relations expense- related party were $32,919 during the three month period ended June 30, 2015 as compared to $80 in the comparable period in 2014. In April 2015, we engaged INTREorg Systems, Inc. (“IORG”) to provide stock transfer analytics services for a period of three months. The agreement is renewable on a monthly basis and provides for a monthly fee of $3,000 per month. Concurrently, the Company entered into a professional services agreement with IORG to provide consulting services. In exchange for the consulting services, IORG earns restricted common share of our stock. The number of shares awarded is determined based on the 20 day moving average daily closing price of divided by $10,000, prorated for partial months. Under the terms of agreements, the Company recorded an expense of $8,100 payable in cash and $24,819 payable in 32,207 shares of our restricted common stock. Due to common ownership, the Company considers IORG to be a related party.

Other general and administrative expenses increased to $4,039 during the three month period ended June 30, 2015 as compared to $53 in the comparable period in 2014. The increase was attributable increased activities to support our new business activities.

Interest expense- related parties was $15,807 during the three month period ended June 30, 2015 as compared to $5,544 in the comparable period in 2014. The increase of $10,263 or 185% was primarily attributable to an increase in overall borrowings.

Interest expense-related parties represents interest on a note payable in the principal amount of $11,846 due to a former officer which is presently past due, as well as interest on a related party convertible note payable in the principal amount of $143,733 which matured in March 2012, and interest on the related party revolving line of credit.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014

During the six month period ended June 30, 2015 and 2014, we did not recognize any revenue from our operations

During the six month period ended June 30, 2015 we incurred $69,589 in salaries expenses relating to our hiring of programming staff to work on our digital out of home software that will integrate with our purchased proprietary software. We terminated all staff in March 2015.

We recognized office expenses of $10,579 during the six month period ended June 30, 2015 as compared to none in the comparable period in 2014. We agreed to lease office space in Maryland to house computer programmers that were working on our digital out of home software that will integrate with our purchased proprietary software. The lease expires in November 2015.

We recognized professional fees of $296,309 during the six month period ended June 30, 2015 as compared to $49,494 in the comparable period in 2014. The increase was primarily attributable to increase in accounting and legal fees as we brought out filings current and professional development fees as we engaged a consulting firms to assist us with execution of our business plan.

Officers and directors expenses were $196,168 for the six month period ended June 30, 2015 compared to none in 2014. Darren Dunckel, our chief executive officer and director was hired in August 2014 and is entitled to receive $5,000 per month and 20,000 shares of common stock for his services. Brett Lyons, a director of the Company received a stock grant of 60,000 valued at approximately $36,000 plus 10,000 shares per quarter for his services. The 2015 period also includes $21,768 compensation for Robert Dragotta, our former president who was terminated on April 3, 2015. We did not pay any officer or director compensation in the three month period ended June 30, 2015.

We incurred $11,719 in travel and entertainment expenses during the six month period ended June 30, 2015 as we paid for travel and meals for our CEO and consultants to discuss business opportunities. We did not incur any travel and entertainment expenses in the comparable period in 2014.

Investor relations expenses were $237,341 during the six month period ended June 30, 2015 as compared to $230 in the comparable period in 2014. We engaged Christopher Roberts IR to provide an effective investor outreach and communications strategy. For each month that the agreement is in effect, Mr. Roberts receives $10,000 per month plus shares equal to $20,000 divided by the trading price of the stock on the first day of the month. The shares are considered earned on the last day of the month. During the six month period ended June 30, 2015, Mr. Roberts earned 200,017 shares of common stock valued at approximately $141,144.

Investor relations expense- related party were $32,919 during the six month period ended June 30, 2015 as compared to none in the comparable period in 2014. In April 2015, we engaged INTREorg Systems, Inc. (“IORG”) to provide stock transfer analytics services for a period of three months. The agreement is renewable on a monthly basis and provides for a monthly fee of $3,000 per month. Concurrently, the Company entered into a professional services agreement with IORG to provide consulting services. In exchange for the consulting services, IORG earns restricted common share of our stock. The number of shares awarded is determined based on the 20 day moving average daily closing price of divided by $10,000, prorated for partial months. Under the terms of agreements, the Company recorded an expense of $8,100 payable in cash and $24,819 payable in 32,207 shares of our restricted common stock. Due to common ownership, the Company considers IORG to be a related party.

Other general and administrative expenses increased to $8,341 during the six month period ended June 30, 2015 as compared to $87 in the comparable period in 2014. The increase was attributable increased activities to support our new business activities.

Interest expense- related parties was $29,896 during the six month period ended June 30, 2015 as compared to $10,325 in the comparable period in 2014. The increase of $19,571 or 190% was primarily attributable to an increase in overall borrowings.

Interest expense-related parties represents interest on a note payable in the principal amount of $11,846 due to a former officer which is presently past due, as well as interest on a related party convertible note payable in the principal amount of $143,733 which matured in March 2012, and interest on the related party revolving line of credit.

Loss on settlement of liabilities- During the six month period ended June 30, 2015, the Company recognized a loss of $25,191 on the settlement of certain legal bills for restricted common stock. On March 19, 2015, the Company converted $94,809 of legal invoices that were included in accounts payable to 200,000 shares of common stock. The fair value of the common stock approximated $120,000.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  As of June 30, 2015, we had a working capital deficit of $1,104,889 as compared to a working capital deficit of $855,049 as of December 31, 2014.  Our total liabilities increased approximately 31% as of June 30, 2015 from December 31, 2014 primarily related to increases in accrued interest and accrued payroll expenses.  Accounts payable increased $88,055 or 38% primarily due to payments to vendors which were funded by increases in a line of credit to a related party and a conversion of certain liabilities for common stock.

Net cash used by operating activities in the six months ended June 30, 2015 was $280,814 as compared to net cash used by operating activities of $54,037 during the six months ended June 30, 2014.  During the six months ended June 30, 2015, net cash used in operating activities included an increase in accounts payable and accrued expenses of $182,864 (excluding the noncash settlement of certain liabilities for stock), an increase in accounts payable – related party of $8,100, and an increase in accrued payroll and interest of $64,121 (excluding the settlement of $44,610 in accrued interest for restricted common stock). During the six months ended June 30, 2014, net cash used in operating activities included a decrease in accounts payable and accrued liabilities of $4,225 and an increase in accrued interest of $10,324.   We did not generate or use any cash from investing activities in either the six months ended June 30, 2015 or the same period in 2014.  During the six month period ended June 30, 2015, we received advances of $255,948 under a line of credit to a related party and we received $25,000 in cash proceeds from sales of restricted common stock.  During the six month period ended June 30, 2014, we received advances of $53,950 under a line of credit to a related party.

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

Evaluation of Disclosure Controls and Procedures

As of the end of our last fiscal year ended December 31, 2014 and the quarter ended June 30, 2015, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon those evaluations, management concluded that our disclosure controls and procedures were not effective as of December 31, 2014 or June 30, 2015, to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report, there were not any changes in our internal control over financial reporting identified in connection with the evaluation management performed at the end of the quarter ended June 30, 2015 or the end of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Information on any and all equity securities we have sold during the period covered by this Report that were not registered under the Securities Act of 1933, as amended is set forth below:

On May 1, 2015, J.H. Brech LLC converted $96,640 of the outstanding principle of 8% revolving line of credit outstanding revolver and $44,610 of the accrued and unpaid interest into 565,000 common shares.

On June 30, 2015, Mr. Brett Lyons. A director earned 10,000 restricted commons shares valued at approximately $6,000 pursuant to the terms of our agreement with him.

Pursuant to the terms of his consulting agreement, Christopher Roberts IR earned 106,666 shares of common stock valued at approximately $85,898 during the three month period ended June 30, 2015.

Under the terms of his consulting agreement, Darren Dunckel earned 60,000 shares of common stock valued at $44,600 for the three months ended June 30, 2015 and 120,000 shares of common stock valued at $102,400 for the six months ended June 30, 2015.

Under the terms of their consulting agreement, INTREorg Systems, Inc., a related party, earned 32,207 shares valued at $24,819 during the three month period ended June 30, 2015.

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

Atomic Paintball, Inc.
August 18, 2015	By: /s/ Darren C. Dunckel
Darren C. Dunckel, Chief Executive Officer and Principal Financial/Chief Accounting Officer